Form 10-Q
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1995-05-23
CIK 732247

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          (Mark one)

          (X)  QUARTERLY REPORT PURSUANT  TO SECTION 13 OR  15 (d) OF  THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the period ended   March 31, 1995
                                          OR
          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                         Commission file number   0-13415



                          CONSOLIDATED RESOURCES HEALTH CARE FUND II
                (Exact name of registrant as specified in its charter)


                                 Georgia                 58-1542125
                    (State or other jurisdiction       (I.R.S. Employer
                    of incorporation or organization)  (identification No.)



                7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
              (Address of principal executive offices)       (Zip Code)



          Registrant's telephone number, including area code   404-698-9040



          Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
          90 days.  Yes    x      No





                                THERE ARE NO EXHIBITS.
                                PAGE ONE OF 11 PAGES.






                      PART I. FINANCIAL INFORMATION
                      CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED BALANCE SHEETS


                                                   March 31,    December 31,
                                                      1995          1994
                                                  (Unaudited)

    ASSETS
    Current assets:
      Cash and cash equivalents                  $  1,022,673  $  1,196,256
      Accounts receivable, net of
        allowance for doubtful accounts
        of $43,636 and $39,850                        538,807       586,929
      Prepaid expenses and other                       65,676       108,229
        Total current assets                        1,627,156     1,891,414

    Property and equipment
      Land                                            179,341       179,341
      Buildings and improvements                    6,206,414     6,187,000
      Equipment and furnishings                       439,391       435,826
                                                    6,825,146     6,802,167
      Accumulated depreciation and amortization    (3,070,862)   (2,977,111)
        Net property and equipment                  3,754,284     3,825,056

    Other
      Restricted escrows and other deposits           297,315       239,657
      Deferred loan costs, net of
        accumulated amortization
        of $9,407 and $8,369                           23,443        23,701
         Total other assets                           320,758       263,358

                                                 $  5,702,198  $  5,979,828


    LIABILITIES AND PARTNERS' DEFICIT
    Current liabilities:
      Current maturities of long-term debt       $     59,009  $     57,886
      Accounts payable                                319,638       373,786
      Accrued expenses                                 79,388       108,515
      Accrued management fees                         696,527       702,510
      Other liabilities                               298,392       343,183
        Total current liabilities                   1,452,954     1,585,880

    Advances from former affilates                  5,651,854     5,651,854

    Long-term obligations,
      less current maturities                       4,311,125     4,326,316
        Total liabilities                          11,415,933    11,564,050

    Partners' deficit :
        Limited partners                           (5,279,615)   (5,149,283)
        General partners                             (434,120)     (434,939)
         Total partners' deficit                   (5,713,735)   (5,584,222)
                                                 $  5,702,198  $  5,979,828


    See accompanying notes to consolidated financial statements          2





                      CONSOLIDATED RESOURCES HEALTH CARE FUND II
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            Three months ended March 31,
                                                       1995        1994


    Revenue:
      Operating revenue                            $1,542,352  $1,472,814
      Interest income                                  10,845       8,392
        Total revenue                               1,553,197   1,481,206

    Expenses:
      Operating expenses                            1,346,285   1,233,942
      Depreciation and amortization                    94,007      91,975
      Interest                                         82,150      83,227
      Partnership adminstration costs                  10,268      14,217
        Total operating costs and expenses          1,532,710   1,423,361

    Net income                                     $   20,487  $   57,845


    Net income per L.P. unit                       $     1.31  $     3.70


    L.P. units outstanding                             15,000      15,000



























   See accompanying notes to consolidated financial statements          3











                            CONSOLIDATED RESOURCES HEALTH CARE FUND II
                           CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                     (Unaudited)


                                                                  Total
                                                                Partners'
                                       Limited      General      Deficit


    Balance, at Demember 31, 1993   $(5,327,139) $  (442,350) $(5,769,489)

    Net income                           55,531        2,314       57,845

    Balance, at March 31, 1994      $(5,271,608) $  (440,036) $(5,711,644)


    Balance, at December 31, 1994   $(5,149,283) $  (434,939) $(5,584,222)

    Net income                           19,668          819       20,487

    Distribution                       (150,000)           -     (150,000)

    Balance, at March 31,1995       $(5,279,615) $  (434,120) $(5,713,735)














































See accompanying notes to consolidated financial statements         4







                    CONSOLIDATED RESOURCES HEALTH CARE FUND I
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                   Three months ended March 3

                                        1995         1994


Operating Activities:
  Cash received from residents and
    government agencies                         $  1,590,474  $ 1,576,634
  Cash paid to suppliers and employers            (1,448,047)  (1,253,123)
  Cash paid into restricted escrows                  (57,658)     (28,436)
  Interest received                                   10,845        8,392
  Interest paid                                      (82,152)     (83,227)
  Cash provided by operating                          13,462      220,240

Investing Activities:
  Additions to property and equipment                (22,980)     (19,239)

Financing Activities:
  Principle payments on long-term debt                (14,068)     (16,166)
  Distribution                                       (150,000)           -
  Cash used in financing activities                  (164,068)     (16,166)

Net increase (decrease) in cash                      (173,586)     184,835

Cash and cash equivalents, beginning of period      1,196,256    1,083,173

Cash and cash equivalents, end of period         $  1,067,861  $ 1,268,009

































           See accompanying notes to consolidated financial statements      5





                        CONSOLIDATED RESOURCES HEALTH CARE FUND II
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       Three months ended March 31,
                                                    1995         1994


    Reconciliation of Net Income (Loss) to cash
    Provided by Operating Activities:
      Net income                                $    20,487  $    57,845
      Adjustments to reconcile net income
        to cash provided by
        operating activities:
            Depreciation and amortization            94,007       91,975
              Changes in assets and liabilities
              Accounts receivable                    48,122      103,820
              Restricted escrows                    (57,658)     (28,436)
              Other current assets                   42,553       15,201
              Accounts payable and accrued liabil  (134,049)     (20,165)

      Cash provided by operating activities     $    13,462  $   220,240












































    See accompanying notes to consolidated financial statements  6








                      CONSOLIDATED RESOURCES HEALTH CARE FUND II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1995

          NOTE 1.

          The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

          NOTE 2.

          The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia 30328.

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                         Three Months Ended
                                                            March 31,
                                                           1995       1994

          Charged to costs and expenses:
            Property management and oversight
               management fees  . . . . . . . . . .       $20,711   $19,688
            Financial accounting, data processing,
            tax reporting, legal and compliance,
               investor relations and supervision
               of outside services  . . . . . . . .       $10,268    $6,523

          ITEM 2.  MANAGEMENT'S  DISCUSSION  AND   ANALYSIS  OF   FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          WelCare Acquisition Corp. acquired the stock of the Partnership's Corporate General Partner from Southmark Corporation ("Southmark") on November 20, 1990. The results of operations for periods prior to November 20, 1990, occurred under the direction and management of Southmark affiliates and not under the direction and management of WelCare's affiliates.

          Following the first year of WelCare's affiliate's management of the affairs of the Partnership, the Limited Partners overwhelmingly elected WelCare Service Corporation-II, a wholly-owned subsidiary of WelCare Acquisition Corp., as managing general partner. On January 7, 1992, WelCare Service Corporation-II was admitted as Managing General Partner.
          Results of Operations

          Revenues:

          Operating revenue showed an increase of $69,538 for the quarter ended March 31, 1995, compared to the same period for the prior year. Operating revenues increased primarily due to increases in Medicare and Medicaid reimbursement rates and ancillary services at the Partnership's nursing facility, and increases in home health services being provided at the Partnership's retirement facility.

          Expenses:

          Operating expenses showed an increase of $112,333 for the quarter ended March 31, 1995, as compared to the same period for the prior year. This increase in operating expenses is largely due to increased use of skilled nursing and therapy personnel to accommodate the additional Medicare and heavy-care patients at the Partnership's nursing facility and the addition of contract nursing at the Partnership's retirement facility, to accommodate the increase in home health services.

          Liquidity and Capital Resources:

          At March 31, 1995, the Partnership held cash and cash equivalents of $1,067,861, an decrease of $128,395 from December 31, 1994.
          This reduction in cash is due to the distribution of $150,000 to the Limited Partners. The cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

          Due to the efforts of the Managing General Partner, the Partnership distributed $150,000 to the Partnership's Limited Partners in February 1995. In 1990 when WelCare Acquisition Corp. acquired the stock of the corporate general partner from Southmark, the Partnership had been experiencing significant operating losses. The Managing General Partner successfully reversed these operating losses and enabled the partnership to return to profitability during the first quarter of 1993. As a result the Partnership was able to distribute $150,000 to its Limited Partners during the February 1995. The Managing General Partner anticipates distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for operation reserves at the facilities.

          As of March 31, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

          The Partnership should produce sufficient cash flow to meet its ongoing obligations associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third party reimbursements from the operation of the Colorado facilities previously owned by the Partnership. During 1995, the Partnership has not received any demands for payment of any actual or contingent liabilities related to these previously owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners should the need arise.

          PART II - OTHER INFORMATION

          ITEM 6.   Exhibits and Reports on Form 8-K
          (a)       Exhibits

                      None

          (b)       Reports on Form 8-K

                      None

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      CONSOLIDATED RESOURCES HEALTH CARE FUND II

                        By:   WELCARE CONSOLIDATED RESOURCES
                              CORPORATION OF AMERICA
                              Corporate General Partner

          Date:  May 22, 1995       By:   /s/ J. Stephen Eaton
                                          J. Stephen Eaton
                                          Sole Director and
                                          Principal  Executive  Officer  of
                                          the Corporate General Partner


          Date:  May 22, 1995       By:   /s/ Alan C. Dahl
                                          Alan C. Dahl
                                          Principal  Financial  Officer  of
                                          the Corporate General Partner