Form 10-Q/A
period 1995-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1995-06-23
CIK 732247

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q/A


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





                                THERE ARE NO EXHIBITS.
                                 PAGE ONE OF 8 PAGES.









                  PART I. FINANCIAL INFORMATION
                  CONSOLIDATED RESOURCES HEALTH CARE FUND II
                  CONSOLIDATED BALANCE SHEETS


                                               March 31,    December 31,
                                                  1995          1994
                                              (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                  $  1,022,673  $  1,196,256
  Accounts receivable, net of
    allowance for doubtful accounts
    of $43,636 and $39,850                        538,807       586,929
  Prepaid expenses and other                       65,676       108,229
    Total current assets                        1,627,156     1,891,414

Property and equipment
  Land                                            179,341       179,341
  Buildings and improvements                    6,206,414     6,187,000
  Equipment and furnishings                       439,391       435,826
                                                6,825,146     6,802,167
  Accumulated depreciation and amortization    (3,070,862)   (2,977,111)
    Net property and equipment                  3,754,284     3,825,056

Other
  Restricted escrows and other deposits           297,315       239,657
  Deferred loan costs, net of
    accumulated amortization
    of $9,407 and $8,369                           23,443        23,701
     Total other assets                           320,758       263,358

                                             $  5,702,198  $  5,979,828


LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt       $     59,009  $     57,886
  Accounts payable                                319,638       373,786
  Accrued expenses                                 79,388       108,515
  Accrued management fees                         696,527       702,510
  Other liabilities                               298,392       343,183
    Total current liabilities                   1,452,954     1,585,880

Advances from former affilates (Note 4)                 -     5,651,854

Long-term obligations,
  less current maturities                       4,311,125     4,326,316
    Total liabilities                           5,764,079    11,564,050

Partners' equity (deficit) :
    Limited partners                              146,164    (5,149,283)
    General partners                             (208,045)     (434,939)
     Total partners' deficit                      (61,881)   (5,584,222)











                                             $  5,702,198  $  5,979,828


See accompanying notes to consolidated financial statements 2





                  CONSOLIDATED RESOURCES HEALTH CARE FUND II
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)


                                        Three months ended March 31,
                                                   1995        1994


Revenue:
  Operating revenue                            $1,542,352  $1,472,814
  Interest income                                  10,845       8,392
    Total revenue                               1,553,197   1,481,206

Expenses:
  Operating expenses                            1,346,285   1,233,942
  Depreciation and amortization                    94,007      91,975
  Interest                                         82,150      83,227
  Partnership adminstration costs                  10,268      14,217
    Total operating costs and expenses          1,532,710   1,423,361

Income before extraordinary gain                   20,487      57,845

  Extraordinary gain on settlement
    of advances (Note 4)                        5,651,854           -

Net income                                     $5,672,341  $   57,845

Net income per L.P. unit

  Income before extraordinary gain             $     1.31  $     3.70

  Extraordinary gain on settlement
    of advances                                    361.72           -

Net income per L.P. unit                       $   363.03  $     3.70


L.P. units outstanding                             15,000      15,000



























See accompanying notes to consolidated financial statements       3






                        CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
                                 (Unaudited)


                                                              Total
                                                            Partners'
                                   Limited      General      Deficit


Balance, at Demember 31, 1993   $(5,327,139) $  (442,350) $(5,769,489)

Net income                           55,531        2,314       57,845

Balance, at March 31, 1994      $(5,271,608) $  (440,036) $(5,711,644)


Balance, at December 31, 1994   $(5,149,283) $  (434,939) $(5,584,222)

Net income                        5,445,447      226,894    5,672,341

Distribution                       (150,000)           -     (150,000)

Balance, at March 31,1995       $   146,164  $  (208,045) $   (61,881)




See accompanying notes to consolidated financial statements  4

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                             Three months ended March 31,

                                        1995         1994


Operating Activities:
  Cash received from residents and
      government agencies          $  1,590,474  $ 1,576,634
  Cash paid to suppliers
      and employees                  (1,448,047)  (1,253,123)
  Cash paid into restricted escrows     (57,658)     (28,436)
  Interest received                      10,845        8,392
  Interest paid                         (82,152)     (83,227)
  Cash provided by operating             13,462      220,240

Investing Activities:
  Additions to property
       and equipment                    (22,980)     (19,239)

Financing Activities:
  Principle payments on long-           (14,068)     (16,166)
       term debt
  Distribution                         (150,000)           -
  Cash used in financing activities    (164,068)     (16,166)

Net increase (decrease) in cash
       and cash equivalents            (173,586)     184,835

Cash and cash equivalents, beginning
       of period                      1,196,256    1,083,173

Cash and cash equivalents,
       end of period               $  1,067,861  $ 1,268,009
































See accompanying notes to consolidated financial statements  5





                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                             Three months ended March 31,
                                                1995         1994


Reconciliation of Net Income to cash
Provided by Operating Activities:
  Net income                                $ 5,672,341  $    57,845
  Adjustments to reconcile net income
    to cash provided by
    operating activities:
        Depreciation and amortization            94,007       91,975
        Gain on settlement of advances       (5,651,854)           -
          Changes in assets and liabilities
          Accounts receivable                    48,122      103,820
          Restricted escrows                    (57,658)     (28,436)
          Other current assets                   42,553       15,201
          Accounts payable and
                accrued liabilities            (134,049)     (20,165)
  Cash provided by operating activities     $    13,462  $   220,240












































See accompanying notes to consolidated financial statements  6





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

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                         Three Months Ended
                                                            March 31,
                                                           1995       1994
          Charged to costs and expenses:
            Property management and oversight
               management fees  . . . . . . . . . .        $20,711   $19,688
            Financial accounting, data processing,
               tax reporting, legal and compliance,
               investor relations and supervision
               of outside services. . . . . . . .          $10,268   $ 6,523

          NOTE 4.

          In November 1990, the Parnership filed claims against Southmark Corporation ("Southmark"), in the Bankruptcy Court. In response to the partnership's filing, Southmark filed suit against the
          Partnership in  August of  1991.   The  Parntership and  Southmark
          reached a settlement of this litigation and the partnership received a nonappealable court order approving the settlement in April 1994.

          During the first quarter of 1995, the Partnership recognized a gain on the settlement of advances as all litigation issues have
          been resolved with  Southmark.   Prior to the settlement, Southmark
          and the Corporate General  Partner  of  the  Partnership  each
          asserted  their position  with   respect  to  operating advances
          made  to  the Partnership prior to 1990.

                                                                        7





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

          Date:  June 22, 1995         By:   /s/ J. Stephen Eaton

                                             J. Stephen Eaton
                                             Sole Director and
                                             Principal Executive Officer of
                                             the Corporate General Partner


          Date:  June 22, 1995         By:   /s/ Alan C. Dahl

                                             Alan C. Dahl Principal Financial
                                             Officer of the Corporate General
                                             Partner



































                                                                          8