Form 10-Q
period 1995-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1995-08-14
CIK 732247

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          (Mark one)

          (X)  QUARTERLY REPORT PURSUANT  TO SECTION 13 OR  15 (d) OF  THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended   June 30, 1995
                                          OR
          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                         Commission file number   0-13415



                          CONSOLIDATED RESOURCES HEALTH CARE FUND II
                (Exact name of registrant as specified in its charter)


                                 Georgia                 58-1542125
                    (State or other jurisdiction       (I.R.S. Employer
                    of incorporation or organization)  (identification No.)



                7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
              (Address of principal executive offices)       (Zip Code)



          Registrant's telephone number, including area code   770-698-9040



          Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
          90 days.  Yes    x      No





                                THERE ARE NO EXHIBITS.
                                PAGE ONE OF 10 PAGES.




                  PART I. FINANCIAL INFORMATION
                  CONSOLIDATED RESOURCES HEALTH CARE FUND II
                  CONSOLIDATED BALANCE SHEETS

                                                June 30,    December 31,
                                                  1995          1994
                                              (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                  $    858,089  $  1,196,256
  Accounts receivable, net of
    allowance for doubtful accounts
    of $50,554 and $39,850                        681,677       586,929
  Prepaid expenses and other                       81,540       108,229
    Total current assets                        1,621,306     1,891,414

Property and equipment
  Land                                            179,341       179,341
  Buildings and improvements                    6,205,230     6,187,000
  Equipment and furnishings                       462,767       435,826
                                                6,847,338     6,802,167
  Accumulated depreciation
     and amortization                          (3,163,877)   (2,977,111)
    Net property and equipment                  3,683,461     3,825,056

Other
  Restricted escrows and other deposits           253,292       239,657
  Deferred loan costs, net of
    accumulated amortization
    of $9,926 and $8,369                           23,182        23,701
     Total other assets                           276,474       263,358

                                             $  5,581,241  $  5,979,828


LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt       $     59,009  $     57,886
  Accounts payable                                329,881       373,786
  Accrued expenses                                 43,216       108,515
  Accrued management fees                         398,803       702,510
  Other liabilities                               405,810       343,183
    Total current liabilities                   1,236,719     1,585,880

Advances from former affilates (Note 4)                 -     5,651,854

Long-term obligations,
  less current maturities                       4,300,745     4,326,316
    Total liabilities                           5,537,464    11,564,050

Partners' deficit :
    Limited partners                              247,596    (5,149,283)
    General partners                             (203,819)     (434,939)
     Total partners' deficit                       43,777    (5,584,222)

                                             $  5,581,241  $  5,979,828


See accompanying notes to consolidated financial statements.          2


CONSOLIDATED RESOURCES HEALTH CARE FUND II
CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited)




                              Three months ended      Six months ended
                              June 30,                June 30,
                                  1995        1994        1995        1994


Revenue:
  Operating revenues          $1,731,662  $1,430,934  $3,274,014  $2,903,748
  Interest income                  9,875       7,499      20,720      15,891
    Total revenue              1,741,537   1,438,433   3,294,734   2,919,639

Expenses:
  Operating expenses           1,460,597   1,206,171   2,806,882   2,440,113
  Depreciation & amortization     93,278      93,097     187,285     185,072
  Interest                        82,004      82,926     164,154     166,153
  Partnership adminstration
     costs                             -      32,843      10,268      47,060
    Total expenses             1,635,879   1,415,037   3,168,589   2,838,398

Net income (loss) before         105,658      23,396     126,145      81,241
  extraordinary gain

Extraordinary gain on
  settlement of advances               -           -   5,651,854           -
  (Note 4)

Net Income                    $  105,658  $   23,396  $5,777,999  $   81,241

Net income (loss) per L.P. unit

Income before extraordinary
  gain                        $     6.76  $     1.50  $     8.07  $     5.20

Extraordinary gain on
  settlement of advances               -           -      361.72           -

Net Income per L.P. unit      $     6.76  $     1.50  $   369.79  $     5.20

L.P. units outstanding            15,000      15,000      15,000      15,000











See accompanying notes to consolidated financial statements.               3




                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                               Six months ended June 30,

                                                   1995         1994


Operating Activities:
  Cash received from residents and
  government agencies                          $ 3,179,266  $ 2,933,411
  Cash paid to suppliers and employees          (3,083,587)  (2,607,896)
  Interest received                                 20,720       15,891
  Interest paid                                   (164,154)    (166,153)
  Property taxes paid                              (70,793)     (74,530)
  Cash provided by (used in)
   operating activities                           (118,548)     100,723

Investing Activities:
  Additions to property and equipment              (45,171)     (29,692)

Financing Activities:
  Principle payments on long-term debt             (24,448)     (26,367)
  Distribution                                    (150,000)
  Cash used in financing activities               (174,448)     (26,367)

Net increase (decrease) in cash
     and cash equivalents                         (338,167)      44,664

Cash and cash equivalents, beginning of period   1,196,256    1,083,173

Cash and cash equivalents, end of period       $   858,089  $ 1,127,837























See accompanying notes to consolidated financial statements.          5

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Six Months Ended June 30,
                                                   1995         1994


Reconciliation of Net Income to cash
Provided by (Used in) Operating Activities:
  Net income                                   $ 5,777,999  $    81,241
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
        Depreciation and amortization              187,285      171,354
        Gain on settlement of advances          (5,651,854)
          Changes in assets and liabilities:
          Accounts receivable                      (94,748)      29,663
          Other current assets                      26,689       30,161
          Accounts payable and
              accrued liabilities                 (363,919)    (211,696)

  Cash provieded by (used in)
    operating activities                       $  (118,548) $   100,723


































See accompanying notes to consolidated financial statements.          6




                        CONSOLIDATED RESOURCES HEALTH CARE FUND II
                       CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                 (Unaudited)


                                                                Total
                                                              Partners'
                                   Limited       General       Deficit


Balance, at December 31, 1993   $ (5,327,139) $   (442,350) $ (5,769,489)

Net income                            77,991         3,250        81,241

Balance, at June 30, 1994       $ (5,249,148) $   (439,100) $ (5,688,248)


Balance, at December 31, 1994   $ (5,149,283) $   (434,939) $ (5,584,222)

Net income                         5,546,879       231,120     5,777,999

Distribution                        (150,000)            -      (150,000)

Balance, at June 30, 1995       $    247,596  $   (203,819) $     43,777






























See accompanying notes to consolidated financial statements.           4


                               THERE ARE NO EXHIBITS.
                                PAGE ONE OF 10 PAGES.




                      CONSOLIDATED RESOURCES HEALTH CARE FUND II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1995

          NOTE 1.

          The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                         Six Months Ended
                                                            June 30,
                                                           1995       1994
          Charged to costs and expenses:
            Property management and oversight
               management fees  . . . . . . . . . .          $398,803$29,342
            Financial accounting, data processing,
               tax reporting, legal and compliance,
               investor relations and supervision
               of outside services. . . . . . . .            $10,268$13,800

          In addition the general partner received $300,000 as repayment of advances made in prior periods.

          NOTE 4.

          In November 1990, the Partnership filed claims against Southmark Corporation ("Southmark"), in the Bankruptcy Court. In response to the partnership's filing, Southmark filed suit against the Partnership in August of 1991. The Partnership and Southmark reached a settlement of this litigation and the partnership received a nonappealable court order approving the settlement in April 1994.

          During the first quarter of 1995, the Partnership recognized a gain on the settlement of advances as all litigation issues have been resolved with Southmark. In the past, Southmark and the
          Corporate General Partner of the Partnership asserted their position with respect to operating advances made to the Partnership prior to 1990.

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

          Results of Operations
          Revenues:

          Operating revenue showed an increase of $300,728 for the quarter ended June 30, 1995, compared to the same period for the prior year. Operating revenues increased primarily due to increases in Medicare and Medicaid reimbursement rates and ancillary services at the partnership's nursing facility, and increases in home health services being provided at the Partnership's retirement facility.

          Expenses:

          Operating expenses showed an increase of $254,426 for the quarter ended June 30, 1995, as compared to the same period for the prior year. This increase in operating expenses is largely due to increased use of skilled nursing and therapy personnel to accommodate the additional Medicare and heavy-care patients at the Partnership's nursing facility, and inflationary increases in cost at both facilities.
          Liquidity and Capital Resources:

          At June 30, 1995, the Partnership held cash and cash equivalents of $858,089 a decrease of $338,167 from December 31, 1994. This reduction in cash is due to the distribution of $150,000 to the Limited Partners, and a reduction in accounts payable. The cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

          Due to the efforts of the Managing General Partner, the Partnership distributed $150,000 to the Partnership's Limited Partners in February 1995. In 1990 when WelCare Acquisition Corp. acquired the stock of the corporate general partner from

          Southmark, the Partnership had been experiencing significant operating losses. The Managing General Partner successfully reversed these operating losses and enabled the partnership to return to profitability during the first quarter of 1993. As a result the Partnership was able to distribute $150,000 to its Limited Partners in February 1995. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for operation reserves at the facilities.

          As of June 30, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

                      CONSOLIDATED RESOURCES HEALTH CARE FUND II

                        By:   WELCARE SERVICE CORPORATION - II
                              Managing General Partner

          Date:  June 22, 1995         By:   /s/ J. Stephen Eaton
                                             J. Stephen Eaton
                                             President


          Date:  June 22, 1995         By:   /s/ Alan C. Dahl
                                             Alan C. Dahl
                                             Vice  President and  Principal
                                             Financial Officer