Form 10-Q
period 1995-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1995-11-15
CIK 732247

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          (Mark one)

          (X)  QUARTERLY REPORT  PURSUANT TO SECTION  13 OR 15 (d)  OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended       September 30, 1995

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED RESOURCES HEALTH CARE FUND II
CONSOLIDATED BALANCE SHEETS

                                              September 30, December 31,
                                                  1995          1994
                                              (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                  $  1,079,317  $  1,196,256
  Accounts receivable, net of
    allowance for doubtful accounts
    of $50,554 and $39,850                        592,201       586,929
  Prepaid expenses and other                       60,210       108,229
    Total current assets                        1,731,728     1,891,414

Property and equipment
  Land                                            192,148       179,341
  Buildings and improvements                    6,208,227     6,187,000
  Equipment and furnishings                       484,350       435,826
                                                6,884,725     6,802,167
  Accumulated depreciation
     and amortization                          (3,257,502)   (2,977,111)
    Net property and equipment                  3,627,224     3,825,056

Other
  Restricted escrows and other deposits           304,718       239,657
  Deferred loan costs, net of
    accumulated amortization
    of $10,185 and $8,369                          22,924        23,701
     Total other assets                           327,642       263,358

                                             $  5,686,594  $  5,979,828

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities:
  Current maturities of long-term debt       $     61,256  $     57,886
  Accounts payable                                412,082       373,786
  Accrued expenses                                 67,059       108,515
  Accrued management fees                         396,341       702,510
  Other liabilities                               369,579       343,183
    Total current liabilities                   1,306,317     1,585,880

Advances from former affilates (Note 4)                 -     5,651,854

Long-term obligations,
  less current maturities                       4,283,585     4,326,316
    Total liabilities                           5,589,901    11,564,050

Partners' equity (deficit) :
    Limited partners                              298,395    (5,149,283)
    General partners                             (201,702)     (434,939)
     Total partners' equity (deficit)              96,693    (5,584,222)

                                             $  5,686,594  $  5,979,828


See accompanying notes to consolidated financial statements.          2

CONSOLIDATED RESOURCES HEALTH CARE FUND II
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)




                              Three months ended      Nine months ended
                              September 30,           September 30,
                                  1995        1994        1995        1994


Revenue:
  Operating revenues          $1,736,363  $1,438,731  $5,010,377  $4,342,479
  Interest income                  5,018       6,654      25,738      22,545
    Total revenues             1,741,381   1,445,385   5,036,115   4,365,024

Expenses:
  Operating expenses           1,511,066   1,319,982   4,280,483   3,760,095
  Depreciation & amortization     93,884      94,183     281,162     279,255
  Interest                        81,777      82,531     245,931     248,684
  Partnership adminstration
     costs                         1,737       7,718      49,478      54,778
    Total expenses             1,688,465   1,504,414   4,857,055   4,342,812

Net income (loss) before          52,916     (59,029)    179,061      22,212
  extraordinary gain

Extraordinary gain on
  settlement of advances               -           -   5,651,854           -
  (Note 4)

Net income (loss)             $   52,916  $  (59,029) $5,830,915  $   22,212

Net income (loss) per L.P. unit

Income (loss) before extraordinary
  gain                        $     3.39  $    (3.78) $    11.46  $     1.42

Extraordinary gain on
  settlement of advances               -           -      361.72           -

Net income (loss)per L.P. unit$     3.39  $    (3.78) $   373.18  $     1.42

L.P. units outstanding            15,000      15,000      15,000      15,000













See accompanying notes to consolidated financial statements.           3

                       CONSOLIDATED RESOURCES HEALTH CARE FUND II
                  CONSOLIDATED STATEMENTS OF PARTNERS'EQUITY (DEFICIT)
                                 (Unaudited)


                                                                Total
                                                              Partners'
                                   Limited       General     Equity (Deficit)


Balance, at December 31, 1993   $ (5,327,139) $   (442,350) $ (5,769,489)

Net income                            21,324           888        22,212

Balance, at September 30, 1994  $ (5,305,815) $   (441,462) $ (5,747,277)


Balance, at December 31, 1994   $ (5,149,283) $   (434,939) $ (5,584,222)

Net income                         5,597,678       233,237     5,830,915

Distribution                        (150,000)            -      (150,000)

Balance, at September 30, 1995  $    298,395  $   (201,702) $     96,693



































See accompanying notes to consolidated financial statements.          4

CONSOLIDATED RESOURCES HEALTH CARE FUND II
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                           Nine months ended September 30,

                                                   1995         1994


Operating Activities:
  Cash received from residents and
  government agencies                          $ 5,005,105  $ 4,449,046
  Cash paid to suppliers and employees          (4,569,193)  (3,979,877)
  Interest received                                 25,738       22,545
  Interest paid                                   (245,931)    (248,684)
  Property taxes paid                              (60,738)     (75,759)
  Cash provided by
    operating activities                           154,980      167,271

Investing Activities:
  Additions to property and equipment              (82,558)     (82,268)

Financing Activities:
  Principle payments on long-term debt             (39,361)     (41,200)
  Distribution                                    (150,000)           -
  Cash used in financing activities               (189,361)     (41,200)

Net increase (decrease) in cash
     and cash equivalents                         (116,939)      43,803

Cash and cash equivalents, beginning of period   1,196,257    1,083,173

Cash and cash equivalents, end of period       $ 1,079,317  $ 1,126,976


















See accompanying notes to consolidated financial statements.          5

CONSOLIDATED RESOURCES HEALTH CARE FUND II
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                            Nine Months Ended September 30,
                                                   1995         1994


Reconciliation of Net Income to cash
Provided by Operating Activities:
  Net income                                   $ 5,830,915  $    22,212
  Adjustments to reconcile net income
    to cash provided by
    operating activities:
        Depreciation and amortization              281,162      279,255
        Gain on settlement of advances          (5,651,854)           -
          Changes in assets and liabilities:
          Accounts receivable                       (5,272)     106,567
          Other current assets                      48,019       21,221
          Accounts payable and
              accrued liabilities                 (347,990)    (261,984)

  Cash provided by
    operating activities                       $   154,980  $   167,271




























See accompanying notes to consolidated financial statements.          6



                      CONSOLIDATED RESOURCES HEALTH CARE FUND II

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  Septmeber 30, 1995

          NOTE 1.

          The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

          NOTE 2.

          The consolidated financial statements should be read inconjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia 30328.

          NOTE 3.

          A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                         Nine Months Ended
                                                            September 30,
                                                           1995       1994
          Charged to costs and expenses:
            Property management and oversightmanagement fees$ 66,783 $49,369 Financial accounting, data processing, tax reporting, legal and compliance,
               investor relations and supervision
               of outside services  . . . . . . . .         $10,268  $19,645


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

          Revenues:

          Operating revenue showed an increase of $297,632 for the quarter ended September 30, 1995, compared to the same period for the prior year. Operating revenues increased primarily due to increases in Medicare and Medicaid reimbursement rates and ancillary services at the partnership's nursing facilities, and increases in home health services being provided at the Partnership's retirement facility.

          Expenses:

          Operating expenses showed an increase of $191,084 for the quarter ended September 30, 1995, as compared to the same period for the prior year. This increase in operating expenses is largely due to increased use of skilled nursing and therapy personnel to accommodate the additional Medicare and heavy-care patients at the Partnership's nursing facilities, and inflationary increases in cost at both facilities.

          Liquidity and Capital Resources:

          At September 30, 1995, the Partnership held cash and cash equivalents of $1,079,317 a decrease of $116,939 from December 31, 1994. This reduction in cash is due primarily to the distribution of $150,000 to the Limited Partners, and a reduction in accounts payable. The cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

          Due  to  the  efforts  of  the  Managing  General   Partner,  the
          Partnership  distributed  $150,000 to  the  Partnership's Limited

          Partners in February 1995. In 1990 when WelCare Acquisition Corp. acquired the stock of the corporate general partner from Southmark, the Partnership had been experiencing significant operating losses. The Managing General Partner successfully reversed these operating losses and enabled the partnership to return to profitability during the first quarter of 1993. As a result, the Partnership was able to distribute $150,000 to its Limited Partners in February 1995. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for operation reserves at the facility level.

          As of September 30, 1995, the Partnership was not obligated to perform any major capital additions or renovations. No such major capital expenditures or renovations are planned for the next 12 months, other than necessary repairs, maintenance and improvements which are expected to be funded by operations.

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

                      CONSOLIDATED RESOURCES HEALTH CARE FUND II

                        By:   WELCARE SERVICE CORPORATION - II
                              Its Managing General Partner

          Date:  November 14, 1995        By:   /s/ J. Stephen Eaton
                                                J. Stephen Eaton
                                                President


          Date:  November 14, 1995        By:   /s/ Alan C. Dahl
                                                Alan C. Dahl
                                                Vice President and
                                                Principal Financial Officer