Form 10-K405
period 1995-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1996-04-25
CIK 732247

THIS DOCUMENT IS A COPY OF THE 10-K FILED ON APRIL 16, 1996
    PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.






                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

For annual and transitions reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended           December 31, 1995
OR
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
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)             identification No.)

            7000 Central Parkway, Suite 970, Atlanta, Georgia 30328
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number,
including area code                           770-698-9040


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: L i m i t e d Partnership
Units

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes    x      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to

                                                                             1








this Form 10-K.   [ X  ]

Of the registrant's 15,000 Limited Partnership Units, 14,990 are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:  See Page 25.

                       SEE INDEX TO EXHIBITS ON PAGE 27
                             PAGE ONE OF 29 PAGES.


















































PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 1995, the Partnership had three General Partners (the "General Partners"), Consolidated Associates II, WelCare Consolidated Resources Corporation of America, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner"). WCRCA, a Nevada corporation, and WSC-II, a Georgia corporation, are both wholly-owned subsidiaries of WelCare Acquisition Corp., a Georgia corporation, which is in turn a wholly-owned subsidiary of WelCare International, Inc., ("WelCare"). WelCare, a privately-owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Consolidated Associates II, a Georgia general partnership, is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA").

Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the corporate general partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark, a Georgia corporation, emerged from Chapter 11 bankruptcy on August 10, 1990, and has liquidated most of its assets pursuant to a plan of reorganization. On November 20, 1990, WelCare, through its subsidiary WelCare Acquisition Corp., acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Southmark is no longer affiliated with the Partnership. WSC-II was added as a Managing General Partner on January 13, 1992, following the approval by a majority-in-interest of the Partnership's limited partners. The acquisition of SCRCA by WelCare Acquisition Corp., and the addition of WSC-II as Managing General Partner of the Partnership did not result in a change in compensation to the General Partners (See Item 8, Notes 1 and 2 and Item 13).

On December 7, 1983, a Registration Statement on Form S-1 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $15,000,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed in April 1984, with 15,000 units sold at $1,000 each, for gross proceeds of $15,000,000 to the Partnership.

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related real properties for the benefit of its Limited Partners. At December 31, 1995, and December 31, 1994, the Partnership owned two health care facilities, a nursing home and a retirement center, both located in Columbus, Ohio.

Effective March 1, 1991, the Partnership's nursing home was managed by Life Care Centers of America, Inc. ("LCCA") and the retirement center was managed by American Lifestyles, Inc. ("ALI"), a division of LCCA. LCCA is a privately-owned corporation which manages congregate care facilities throughout the United States. LCCA and ALI receive a management fee equal to 5% of gross revenues of the respective facilities. An affiliate of the Corporate General Partner provides oversight management services for these facilities and receives an oversight management fee of 1% of gross revenues. As of December 31, 1995, the Partnership employed approximately 154 persons, including administrative, nursing, dietary, social services and maintenance personnel.

The services provided at the Partnership's nursing home consist of long-term nursing care. Nursing care consists of 24 hour medical services prescribed by the resident's physician as well as assistance or supervision with daily activities such as dressing, grooming, bathing, medication and dietary needs. The retirement center owned by the Partnership provides apartment living for ambulatory senior citizens who do not require assistance in their daily activities.

The nursing home is certified to receive benefits under joint Federal and State funded programs administered by the state to provide medical assistance to the indigent, known generally as the "Medicaid" program. Benefits under the Federal Health Insurance for the Aged Act ("Medicare") are for skilled care only in those facilities which are certified for the program.

Medicaid reimbursement formulas vary by state and are established in accordance with Federal guidelines. Typically, Medicaid provides for reimbursement for nursing home care of an all-inclusive nature up to specified limits based on historical costs, with adjustments for inflation. Federal law requires that Medicaid reimbursement rates be reasonable and adequate to meet the costs which must be incurred by efficiently and economically operated facilities in order to provide care and services in conformity with applicable laws, regulations and quality and safety standards. Medicaid payments are generally set prospectively for each facility.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions, all of which may materially increase or decrease program payments to long-term care facilities and could adversely affect the operations of the Partnership's nursing facility.

In the operation and sale of properties, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned geriatric facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The degree of success with which the Partnership's facilities compete varies by location and depends on a number of factors. The Partnership believes that the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition by improving the appearances of and the quality of services provided at its facilities, establishing a reputation within the local medical communities for providing competent care services and continually evaluating the needs of the community and services offered by other health care providers.












































The following table sets forth information regarding the average daily census and sources of patient revenues at the Partnership's facilities:

                      Average Daily Census for Year  Revenues for Year
                                  Ended                    Ended
                            December 31, 1995       December 31, 1995(1)


Medicaid                    52             30.4%              33.9%
Private Pay                 27             15.8%              19.3%
VA, Medicare and Other      15              8.8%              21.9%
Retirement Center (1)       77             45.0%              24.9%

                           171            100.0%             100.0%

Overall Occupancy Rate                     90.0%

(1)   Retirement Center census is 100% private pay.

Because of a changing census mix (i.e. private pay vs. government reimbursed patients), the occupancy required for a facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can drastically change the break-even point due to a higher reimbursement rate.

The retirement center is much like an apartment complex with additional services provided to attract the elderly including limited transportation, housekeeping and food services. The Partnership's retirement center has a net cash flow break-even occupancy ranging from 75% to 80%. During 1995, this facility exceeded this occupancy level.





















                                                                      6








ITEM 2.  DESCRIPTION OF PROPERTY

The following table sets forth the investment portfolio of the Partnership at December 31, 1995. The buildings of the projects and the land on which they are located are beneficially owned by the Partnership in fee, subject in each case to a first deed of trust as set forth more fully in Item 8, Note 3.



                            Properties (dollars in 000 s)
                                                  Net   Occupancy
                       Secured    Acquisition     Book   Rate in      Date
    Property            Debt         Cost        Value     1995     Acquired

Mayfair Village
Nursing Care Ct.
Columbus, OH
100 Licensed
Nursing Home Beds       $1,608       $4,323   $1,369(1)     94%   February
1985

Mayfair Retirement
Center
Columbus, OH
91 Units                 2,715        4,251    2,195(1)     85%   February
1985

                        $4,323       $8,574     $3,564

(1) A provision was made prior to 1991 to write down the facility, for Partnership financial statement purposes, to its net realizable value or estimated fair value at the time of the write-down as determined by the Corporate General Partner (See Item 8, Note 5). The amount reflects this write-down.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND SECURITY HOLDER MATTERS

(A)   No  market for Limited Partnership  Units exists nor  is one expected to

                                                                             7








      develop.

(B)   Title of Class                      Number of Record Unit Holders

      Limited Partnership Units           1,576 as of March 1,1996

(C) There was a distribution of $150,000 paid to the Limited Partners in 1995. Cumulative distributions paid to the Limited Partners as of December 31, 1995, were $2,588,103. A distribution of $150,000 was paid to the Limited Partners during the first quarter of 1996. Future distributions are dependent on the Partnership's ability to meet its ongoing obligations. There have been no distributions to the General Partners. See Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for discussion of distributions.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8.

                      Years Ended December 31, (dollars in 000 s except per
                                          share figures)

Operations                     1995      1994      1993      1992     1991

Operating revenue            $6,623    $6,091    $5,481    $4,802   $4,045
Net income (loss)             5,827       185       312      (28)    (126)
Income (loss) before
extraordinary gain              175       185       312      (28)    (126)
Income (loss) before
extraordinary gain
per weighted average
Limited Partnership
Unit                          11.21     11.85     19.96    (1.80)    (8.08)
Net income (loss) per
weighted
average Limited
Partnership
Unit                         372.93     11.85     19.96    (1.80)    (8.08)
Distribution paid per
weighted average
Limited Partnership
Unit                          10.00         -         -         -         -


Balance Sheets

Property and







equipment, net               $3,564    $3,825    $4,075    $4,136   $4,346
Total assets                  5,592     5,980     6,030     5,639    5,612
Long-term debt
obligations, less
current maturities            4,261     4,326     4,384     4,436    4,487
Partners  equity
(deficit)                        93    (5,584)   (5,769)   (6,081)  (6,053)


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue:

1995 compared to 1994

Operating revenues increased by $531,675 in 1995 as compared to 1994. This increase is primarily due to changes in census mix from Medicaid to higher rate private pay and Medicare residents, as well as increases in rates for all payor types at the Partnership s nursing facility.






























                                                                             9









1994 compared to 1993:

Operating revenues increased by $610,302 in 1994 as compared to the prior year, a change of 11%. This increase was primarily due to an increase in Medicare census, ancillary services, and Medicare and Medicaid reimbursement rates at Mayfair Village Nursing Center. Interest income increased due to higher cash reserves.

Expenses:

1995 compared to 1994

Operating expenses increased by $520,663 as compared to 1994, a change of 9%. This increase is primarily due to increased nursing and therapy cost due to increased Medicare census at the Partnership s nursing facility. The Partnership s other expenses changed only marginally, with the exception of management fees which are tied to the increase in operating revenues.

1994 compared to 1993

Operating expenses increased by $617,079 in 1994 as compared to the prior year, a change of 15%. Of this increase, 9% was a result of increased staffing at Mayfair Village Retirement Center. The remaining 6% was primarily due to increased use of skilled nursing and therapy personnel to accommodate the additional Medicare and heavy-care patients at Mayfair Village Nursing Center.

Liquidity and Capital Resources

At December 31, 1995, the Partnership held cash and cash equivalents of $1,115,300 a decrease of $80,956 from the amount held at December 31, 1994. The cash balance will be necessary to meet the Partnership's current obligations and to fund capital improvements. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD through the computation of surplus cash. At December 31, 1995, the balance of HUD reserved cash at the facilities was $498,139.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1996. Capital expenditures increased from $110,615 in 1994 to $113,393 in 1995.

As of December 31, 1995, the Partnership was not obligated to perform any
major capital expenditures or renovations.   The Managing General Partner
anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations. During 1996, the Partnership s retirement center may require renovations to comply with requirements of the State of Ohio s regulations governing rest homes. The Center s existing cash, HUD replacement reserves and cash from operations should be sufficient to cover the cost of these renovations.

On February 10, 1995 and on February 15, 1996, the Partnership distributed $150,000 to the Limited Partners. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership s ability to make distributions may be limited by HUD s requirements for surplus cash at the facility level.











































                                                                          11








Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. Based on information currently available, Management does not believe proposed legislation will have an adverse effect on the Partnership's operations. However, as health care reform is ongoing, the long-term effects of such changes cannot be accurately predicted at the present time.

The Partnership should produce sufficient cash flow to meet its ongoing obligations associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third party reimbursements from the operation of the Colorado facilities previously owned by the Partnership. During 1995, the Partnership did not receive any demands for payment of any actual or contingent liabilities related to these previously owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners, should the need arise.

Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). The Company will adopt this standard in Fiscal 1996. In management s opinion, there will be no material effect on the Company s financial statements of adopting SFAS No. 121.





























ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                             Page Number

Report of Independent Certified Public Accountants                      10

Consolidated Financial Statements

  Balance Sheets - December 31, 1995 and 1994                        11-12

  Statements of Operations
    - Years ended December 31, 1995, 1994 and 1993                      13

  Statements of Partners' Equity (Deficit)
   - Years ended December 31, 1995, 1994 and 1993                       14

  Statements of Cash Flows
    - Years ended December 31, 1995, 1994 and 1993                      15

  Summary of Significant Accounting Policies                         16-18

  Notes to Consolidated Financial Statements                         19-20


The following financial statement schedule for the years ended December 31, 1995, 1994 and 1993 of the Registrant is submitted herewith in response to
Item 14 (a)(2):

 Schedule II - Valuation and Qualifying Accounts                        24

All other schedules of the Partnership for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or have been disclosed in the notes to the consolidated financial statements and, therefore, have been omitted.
























Report of Independent Certified Public Accountants


The Partners
Consolidated Resources Health Care Fund II and Subsidiaries

We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                      BDO Seidman, LLP



Atlanta, Georgia
March 1,  1996






          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                          Consolidated Balance Sheets


December 31,                                          1995          1994

Assets

Current
Cash and cash equivalents (Note 8)               $1,115,300     $1,196,256
Accounts receivable, net of allowance
for doubtful accounts of $73,218 and
$43,636 (Note 7)                                    565,965        586,929
Prepaid expenses and other                           44,317        108,229

Total current assets                              1,725,582      1,891,414

Property and equipment (Notes 3 and 5)
Land                                                179,341        179,341
Buildings and improvements                        6,224,958      6,187,000
Equipment and furnishings                           511,590        435,826
                                                  6,915,889      6,802,167
Less accumulated depreciation                    (3,351,815)    (2,977,111)

Net property and equipment                        3,564,074      3,825,056

Other
Restricted escrows and other deposits (Note 3)      280,246        239,657
Deferred loan costs, net                             21,867         23,701

Total other assets                                  302,113        263,258

                                                 $5,591,769     $5,979,828


See accompanying summary of significant accounting policies and notes to consolidated financial statements.






















          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                          Consolidated Balance Sheets



December 31,                                          1995         1994

Liabilities and Partners' Equity (Deficit)

Current liabilities
  Current maturities of long-term debt
obligations (Note 3)                             $   62,380    $   57,886
Accounts payable                                    335,240       373,786
Accrued expenses                                    275,532       178,052
Accrued management fees (Note 2)                    394,918       702,510
Other liabilities                                   170,087       273,646

Total current liabilities                         1,238,157     1,585,880

Advances from affiliates and former affiliates
(Notes 1 and 6)                                           -     5,651,854

Long-term debt obligations, less current
maturities (Note 3)                               4,260,762     4,326,316

Total liabilities                                 5,498,919    11,564,050

Commitments and Contingencies (Notes 7 and 8)

Partners' equity (deficit) (Note 4)
Limited partners                                    294,707   (5,149,283)
General partners                                  (201,857)     (434,939)

Total partners' equity (deficit)                     92,850   (5,584,222)

                                                 $5,591,769    $5,979,828


See accompanying summary of significant accounting policies and notes to consolidated financial statements.



















          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                     Consolidated Statements of Operations



Years ended December 31,                   1995        1994        1993

Revenue
Operating revenue (Note 7)             $6,622,923   $6,091,248  $5,480,946
Interest income                            29,356       35,023      25,435

Total revenue                           6,652,279    6,126,271   5,506,381

Operating costs and expenses
Operating expenses                      5,148,592    4,627,929   4,010,850
Depreciation and amortization             375,742      360,493     350,001
Interest (Note 3)                         327,139      331,274     334,967
Management fees (Note 2)                  420,899      368,364     313,888
Real estate taxes                         120,759      159,035     102,433
Partnership administration costs
   (Note 2)                                83,930       93,909      82,426

Total operating costs and expenses      6,477,061    5,941,004   5,194,565

Income before extraordinary item          175,218      185,267     311,816

Extraordinary gain on extinguishment
of debt (Note 1)                        5,651,854            -           -

Net income                             $5,827,072     $185,267    $311,816

Income per limited partnership
unit before extraordinary gain         $    11.21     $  11.85    $  19.96

Extraordinary gain on extinguishment
of debt per limited partnership unit   $   361.72     $      -    $      -

Net income per limited partnership unit$   372.93     $  11.85    $  19.96

Limited partnership units outstanding      15,000       15,000      15,000

See accompanying summary of significant accounting policies and notes to consolidated financial statements.
















          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

             Consolidated Statements of Partners  Equity (Deficit)
                 Years Ended December 31, 1995, 1994 and 1993


                                                                  Total
                                                                Partners
                                                                 Equity
                                      Limited      General      (Deficit)


Balance, at January 1, 1993      $(5,626,482)   $(454,823)  $(6,081,305)
Net income                           299,343       12,473       311,816

Balance, at December 31, 1993     (5,327,139)    (442,350)   (5,769,489)

Net income                           177,856        7,411       185,267

Balance, at December 31, 1994     (5,149,283)    (434,939)   (5,584,222)

Net income                         5,593,990      233,082     5,827,072

Distribution                        (150,000)            -     (150,000)

Balance, at December 31, 1995        $294,707   $(201,857)       $92,850


See accompanying summary of significant accounting policies and notes to consolidated financial statements.
































          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                     Consolidated Statements of Cash Flows


Years ended December 31,                   1995         1994        1993

Operating activities
Net income                             $5,827,072   $  185,267  $  311,816
Adjustments to reconcile net
income to cash
provided by operating activities:
Depreciation and amortization             375,742      360,493     350,001
Bad debt expense                           29,582        3,786           -
Gain on extinguishment of debt                     (5,651,854)           -
Changes in assets and liabilities:
Accounts receivable                       (8,618)       15,781   (151,720)
Prepaid expenses and other                 63,912     (70,845)    (25,240)
Accounts payable                         (38,546)     (43,879)     260,877
Accrued liabilities                     (313,670)    (137,276)   (132,010)

Cash provided by operating activities     283,620      313,327     613,724

Investing activity
Payments for purchases of property
and equipment, net                      (112,927)    (110,615)   (288,107)

Financing activities
Net change in restricted escrows and
other deposits                           (40,589)     (35,779)      89,119
Principal payments on long-term debt
obligations                              (61,060)     (53,850)    (49,969)
Distribution paid to limited partners   (150,000)            -           -

Cash provided by (used in) financing
activities                              (251,649)     (89,629)      39,150

Net (decrease) increase in cash and
cash equivalents                         (80,956)      113,083     364,767

Cash and cash equivalents,
beginning of year                       1,196,256    1,083,173     718,406

Cash and cash equivalents, end of year $1,115,300   $1,196,256  $1,083,173


See accompanying summary of significant accounting policies and notes to consolidated financial statements.












          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                  Summary of Significant Accounting Policies



Organization

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983 as a limited partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, health care related real properties. As of December 31, 1995, the Partnership owned a nursing home and a retirement center. During 1995, the average occupancy for the nursing home and retirement center was 94% and 85%, respectively.

The General Partners of the Partnership are WelCare Consolidated Resources Corporation of America, serving as the Corporate General Partner ("WCRCA" or the "Corporate General Partner") a Nevada corporation, WelCare Service Corporation-II, serving as Managing General Partner ("WSC-II" or the "Managing General Partner") a Georgia corporation, and Consolidated Associates II, a Georgia general partnership (collectively the "General Partners"). WCRCA and WSC-II are wholly-owned subsidiaries of WelCare Acquisition Corp., which in turn is a subsidiary of WelCare International, Inc. ("WelCare"). WelCare, a privately-owned Georgia corporation, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities.
Consolidated Associates II is composed of WCRCA, as the Managing General Partner, and individuals who were associated with Consolidated Resources Corporation of America ("CRCA").

Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the Corporate General Partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark emerged from Chapter 11 bankruptcy on August 10, 1990, and has liquidated most of its assets pursuant to a plan of reorganization. On November 20, 1990, WelCare Acquisition Corp. acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Effective January 13, 1992, WSC-II was added as the Managing General Partner of the Partnership.

The financial statements do not reflect assets the partners may have outside their interests in the Partnership, nor any personal obligations including income taxes, of the individual partners.

Consolidation

The consolidated financial statements include the accounts of the Partnership and the partnerships in which it holds a majority interest. All significant intercompany balances and transactions have been eliminated. The amount of minority interest is immaterial.

Property and Equipment



Property and equipment are recorded at cost less appropriate reductions for permanent declines in net realizable value. Property and equipment are not adjusted for increases in net realizable value.

























































          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                  Summary of Significant Accounting Policies


The Financial Accounting Standards Board has issued Statement on Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS No. 121). The Company will adopt this standard in Fiscal 1996. In management s opinion, there will be no material effect on the Company s financial statements of adopting SFAS No. 121.

Depreciation and Amortization

Property and equipment are depreciated using the straight-line method over lives of 5 to 30 years. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

Deferred Loan Costs

Deferred loan costs are amortized over the terms of the respective loans using the straight-line method. Amortization of deferred loan costs is included in depreciation and amortization expense.

Operating Revenue

Operating revenue is recorded when services are rendered and includes amounts reimbursable by the Medicaid and Medicare programs. Medicaid and Medicare revenues are recorded at the applicable net reimbursement rates; therefore, no contractual adjustments are reported.

Income Taxes

No provision has been made in the consolidated financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes.

Allocation of Net Income or Net Loss

The Partnership's net profits and net losses (other than net profits or net losses from a sale or refinancing of Partnership property), are allocated 96%
to the Limited Partners and 4% to the General Partners.   Distributions are
allocated on the basis described in Note 4.

Net losses resulting from a sale or refinancing shall be allocated 99% to the Limited Partners and 1% to the General Partners. Net profits resulting from a sale or refinancing shall be allocated in the following order:

(1) First, 1% to the General Partners and 99% to the Limited Partners until the net profits allocated to the Limited Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:










      (a)   zero; or

      (b) the Limited Partners' invested capital immediately prior to such sale or refinancing plus 9% per annum of the Limited Partners' average invested capital for all fiscal years to the extent not received through prior distributions of distributable cash from operations or sale or refinancing proceeds; or

























































          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                  Summary of Significant Accounting Policies


      (c) the amount of sale or refinancing proceeds distributable to the Limited Partners;

(2) Second, to the General Partners until the net profits allocated to the General Partners from such sale or refinancing equals the excess of the greater of the following items over their capital account immediately prior to such sale or refinancing:

      (a)   zero; or

      (b) the amount of sale or refinancing proceeds distributable to the General Partners from such sale or refinancing;

(3) Third, any remaining net profits shall be allocated 15% to the General Partners and 85% to the Limited Partners.

Net Income Per Limited Partnership Unit

Net income per Limited Partnership Unit is computed by dividing net income allocated to the Limited Partners by the number of Limited Partnership units outstanding.

Reclassifications

Certain 1993 and 1994 amounts on the consolidated financial statements have been reclassified to conform with the 1995 presentation.


Statements of Cash Flows

For purposes of this statement, cash equivalents include U.S. government securities, commercial paper and certificates of deposit with original maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.













          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


1.  Transactions With Affiliates and Former Affiliates

Amounts claimed payable to former affiliates (primarily Southmark and the Corporate General Partner), totalled $5,651,854, including accrued interest, at December 31, 1994, and are classified as Advances From Affiliates and Former Affiliates on the 1994 balance sheet. In July 1991 Southmark filed suit demanding payment of the alleged advances. In 1991, after WelCare's affiliate acquired the Corporate General Partner, it challenged the validity of some of these payables through claims filed against the Southmark bankruptcy estate. In 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark (See Note 6). In 1995, the Corporate General Partner released the Partnership from all remaining liabilities, forgave all remaining amounts owed by the Partnership, resulting in a gain on debt forgiveness of $5,651,854 for the year ended December 31, 1995.

2.  Management Fees

An unrelated company manages the nursing home and retirement center for a fee of 5% of gross operating revenues. Fees totalling $331,034, $303,511 and $274,161 were paid to the management company for the years ended December 31, 1995, 1994 and 1993, respectively.

During 1995, 1994 and 1993, an affiliate of the Corporate General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities of $41,005, $25,850 and $27,395, respectively.
Included in Partnership administration costs are fees paid to an affiliate for oversight management fees of 1% of gross operating revenue totalling $89,865, $64,853 and $54,809 in 1995, 1994 and 1993, respectively.

Accrued management fees consist of amounts payable to affiliates and former affiliates and an unrelated management company and resulted from management fees incurred prior to 1992. During 1995, approximately $300,000 of these fees were paid to affiliates of the Corporate General Partner.





















          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


3.  Long-Term Debt Obligations

Long-term debt obligations consisted of:

                                                      1995        1994

7.5% note related to Mayfair Village
Nursing Care Center, collateralized by
property and equipment and insured by
the U.S. Department of Housing and
Urban Development; payable in monthly
installments of principal and interest
of $12,050, due January 1, 2020                   $1,607,502  $1,630,723

7.5% note related to Mayfair Retirement
Center, collateralized by property and
equipment and insured by the U.S.
Department of Housing and Urban
Development; payable in monthly
installments of principal and interest of
$20,023, due March 1, 2021                         2,715,640   2,753,479

                                                   4,323,142   4,384,202
Less current maturities                               62,380      57,886

                                                  $4,260,762  $4,326,316

Future maturities of long-term debt obligations are as follows:

                                                                  Amount

       1995                                                      $62,380
       1996                                                       67,222
       1997                                                       72,441
       1998                                                       78,064
       2000                                                       84,125
       Thereafter                                              3,958,910

                                                              $4,323,142

Restricted escrows and other deposits include amounts held by lenders under various note terms.

The fair value of the Partnership s obligations are estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. Current rates approximate market rates.

4.  Distributions






Distributions to the partners are paid from operations of the Partnership's properties or from sales or refinancing of properties. Cash from operations is distributed 96% to the Limited Partners and 4% to the General Partners. However, no distributions of cash from operations shall be made to the General Partners in any year until the Limited Partners have received distributions for such year equal to 9% of their invested capital.

          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


Distributions of cash from sales and refinancing are made in the following order:

(a) First, to the Limited Partners in an amount equal to their invested capital; then,

(b) to the Limited Partners in an amount necessary to provide the Limited Partners with a 9% cumulative, non-compounded return on invested capital to the extent not previously received through distributions of distributable cash from operations; then,

(c) to the General Partners in an amount up to 3% of the sale price of all properties on a cumulative basis; then,

(d) the balance of such proceeds shall be distributed 15% to the General Partners and 85% to the Limited Partners.

During 1995, the Partnership distributed $150,000 to the Limited Partners. There were no cash distributions made to the Limited Partners for the years ended December 31, 1994 and 1993. Cumulative distributions paid to the Limited Partners as of December 31, 1995 are $2,588,103. No distributions have been made to the General Partners.

5.  Loss on Write-Down of Properties

The Partnership recorded write-downs in prior years to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate General Partner.

The cumulative amount of these write-downs were as follows as of December 31, 1995:

        Mayfair Village Nursing Care Center                  $1,441,848
        Mayfair Retirement Center                               440,602
                                                             $1,882,450

The net book value of the assets at December 31, 1995 were as follows:

                                                                Net Book
                                                                 Value

        Mayfair Village Nursing Care Center                  $1,369,521






        Mayfair Retirement Center                             2,194,553

                                                             $3,564,074

6.  Southmark Litigation

In November 1990, the Partnership filed claims against Southmark in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). In August 1991, the Partnership was served notice that Southmark filed suit against the Partnership, the Corporate General Partner and partnerships controlled by affiliates of the Corporate General Partner. In this suit, Southmark was seeking $4,928,329, alleging a fraudulent, preferential or post-petition transfer. On October 15, 1991, the Partnership filed its response, including counterclaims against Southmark, for alleged fraud and misrepresen-tation and asserting that in fact Southmark owed amounts to the Partnership as represented by proof of claims filed against Southmark's bankrupt estate.
          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                  Notes to Consolidated Financial Statements


The Partnership and Southmark reached a settlement which was filed with the Bankruptcy Court in January 1994 regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement agreement, Southmark released all claims against the Partnership.

7.  Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and Medicare under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Medicaid and Medicare programs accounted for approximately 56%, 57% and 48% of operating revenue during 1995, 1994, and 1993, respectively.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas.

Accounts receivable, recorded at net realizable value, relate principally to amounts due from both the Ohio Medicaid program and Medicare are as follows:

                                                      1995        1994

Ohio Medicaid Program                               $223,504    $167,541
Medicare                                             194,759     253,971

Amounts due from the Ohio Medicaid program are paid on an interim and final basis generally within 30 to 60 days from date of billing. Amounts due from the Medicare program are generally received within 30 to 60 days on an interim basis with final settlement occurring annually.


8.  Concentrations of Credit Risk

At December 31, 1995, the Partnership had cash on deposit at three banks which exceeded the Federal Deposit Insurance Corporation limit in the aggregate by $381,078.

9.  Supplemental Disclosures of Cash Flow Information

As discussed in Note 1, the Partnership had a forgiveness of debt due to the Corporate General Partner during 1995. In connection with the forgiveness, a gain of $5,651,854 was recorded. This amount is included as a gain on extinguishment of debt on the accompanying statement of cash flows.











































































                                   SCHEDULES


          Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)


                Schedule II - Valuation and Qualifying Accounts
                 Years Ended December 31, 1995, 1994 and 1993


                                      Additions
                         Balance     charged to
                        beginning     costs and                 Balance at
                         of year      expenses   Deductions(1)   end of year


1995
Allowance for
doubtful accounts        $43,636     $29,582       $     -      $73,218


1994
Allowance for
doubtful accounts        $39,850     $ 3,786       $     -      $43,636

1993
Allowance for
doubtful accounts        $49,824     $     -      $(9,974)      $39,850


Represents direct write-offs of receivables.

ITEM 9.     CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 1995, the General Partners of the Partnership were WelCare Consolidated Resources Corporation of America, Inc. ("WCRCA"), Consolidated Associates II and WelCare Service Corporation-II ("WSC-II") as Managing General Partner of the Partnership. The executive officers and director of WSC-II and WCRCA, who control the affairs of the Partnership, are as follows:


Name and Position   Age      Other Principal Occupations and Other
                             Directorships During the Past 5 Years

J. Stephen Eaton
President and
Director            45       Mr. Eaton has been President and Director of
                             WelCare International, Inc. since its formation in February 1989. WelCare International, Inc., an affiliate of the General Partners, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Since 1988, Mr. Eaton has served as a Director and is currently Chairman of St. Joseph's Mercy Care Corporation, a non-profit corporation.

Kent C. Fosha, Sr.
Executive Vice
President
Operations          54       Mr. Fosha has been Executive Vice President of
                             WelCare International, Inc. since 1990.  WelCare
                             International, Inc., an affiliate of the General
                             Partners, is engaged in the operation, acquisi-tion, property management and oversight manage-ment of long-term care facilities. Mr. Fosha is a licensed nursing home administrator in the state of Georgia.

Alan C. Dahl
Executive Vice
President           35       Mr. Dahl has been Executive Vice President of
                             WelCare International, Inc. since February 1991.
                             WelCare International, Inc., an affiliate of the General Partners, is engaged in the operation, acquisition, property management and oversight management of long-term care facilities. Mr.
                             Dahl is a certified public accountant.

ITEM 11.    EXECUTIVE COMPENSATION







No individual principal or principals as a group received any direct remuneration from the Partnership.






























































The General Partners are not compensated directly for their services as general partners of the Partnership. See Item 13 and Note 2 to the consolidated financial statements appearing in Item 8 for further discussion of compensation paid to affiliates of the General Partners.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)                   Security ownership of certain beneficial owners.

    No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities.

(B)                   Security ownership of management.

    The General Partners and their management own less than 1%.

    The General Partners are entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Item 8, Note 4).

(C)                   Change in control.

    None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1995:

   Oversight management and management fees                            $89,865
   Administration of partnership activities (1)                         41,005

(1) For reimbursement of expenses incurred by affiliates of the Corporate General Partner in performing administrative services including investor relations and accounting. See Note 2 to the accompanying consolidated financial statements appearing in Item 8.




















                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this report:

   (1)  Consolidated Financial Statements:

        Report of Independent Certified Public Accountants

        Balance Sheets
         as of December 31, 1995 and 1994

        Statements of Operations
         for the Years Ended December 31, 1995, 1994 and 1993

        Statements of Partners' (Deficit)
         for the Years Ended December 31, 1995, 1994 and 1993

        Statements of Cash Flows
         for the Years Ended December 31, 1995, 1994 and 1993

        Summary of Significant Accounting Policies

        Notes to Consolidated Financial Statements

   (2)  Schedules  Included in Part II, Item 8:

        Schedule VIII - Valuation and Qualifying Accounts

   (3)  Exhibits:

   The following exhibits are incorporated by reference and are an integral part of this Form 10-K.

Exhibit Number
as per Exhibit                                                     Page
  Table)                   Document Description                   Number

    3.1         Agreement of Limited Partnership of                 N/A
                Consolidated Resources Health Care Fund II incorporated by reference to Exhibit A to the Registration Statement on Form S-1, as amended, Page A-1, File No. 2-87636, (now
                File No. 0-13415)

    3.2         Amendment to Agreement of Limited Partnership       N/A
                of Consolidated Resources Health Care Fund II incorporated by reference to Proxy Statement filed on November 19, 1991, File No. 0-13415.

    22          Subsidiaries                                        26

    27          Financial Data Schedules                            N/A








(b)    Reports on Form 8-K:

    (1)               None





























































                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CONSOLIDATED RESOURCES HEALTH CARE FUND
IV
                                 (Registrant)



                                     By:  WELCARE CONSOLIDATED RESOURCES
                                          CORPORATION OF AMERICA
                                          Corporate General Partner



                                     By: /S/ J. Stephen Eaton
Date
                                          J. Stephen Eaton,
                                          President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:



                                     By:  /S/ J. Stephen Eaton
Date
                                          J. Stephen Eaton,
                                          Sole Director and Principal
                                          Executive Officer of the
                                          Corporate General Partner




                                     By:  /S/ Alan C. Dahl
Date
                                          Alan C. Dahl
                                          Chief Financial Officer
                                          of the Corporate
                                          General Partner















                                 Exhibit Index


                                                               Sequential Page
Exhibit Number                     Description                      Number

        3.1           Agreement of Limited Partnership of               N/A
                      Consolidated Resources Health Care Fund
                      II incorporated by reference to Exhibit
                      A to the Registration Statement on Form
                      S-1, as amended, Page A-1, File No. 2-
                         87636, (now File No. 0-13415)

        3.2           Amendment to Agreement of Limited                 N/A
                      Partnership of Consolidated Resources
                      Health Care Fund II incorporated by
                      reference to Proxy Statement filed on
                      November 19, 1991, File No. 0-13415.

        22            Subsidiaries                                       26

27      Financial Data Schedules                                        N/A











































                                  EXHIBIT 22

                                 SUBSIDIARIES


Mayfair Village, Ltd.
Mayfair Nursing Care Center, Ltd.