Form 10-Q
period 1996-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1996-05-15
CIK 732247

UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549

				   FORM 10-Q



(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended       March 31, 1996
	OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

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

					       March 31,    December 31,
						  1996          1995
					      (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                  $    948,843  $  1,115,300
  Accounts receivable, net of
    allowance for doubtful accounts
    of $73,218                                    567,069       565,965
  Prepaid expenses and other                       99,720        44,317
    Total current assets                        1,615,632     1,725,582

Property and equipment
  Land                                            179,341       179,341
  Buildings and improvements                    6,223,350     6,224,958
  Equipment and furnishings                       531,651       511,590
						6,934,342     6,915,889
  Accumulated depreciation
     and amortization                          (3,445,928)   (3,351,815)
    Net property and equipment                  3,488,415     3,564,074

Other
  Restricted escrows and other deposits           323,934       280,246
  Deferred loan costs, net of
    accumulated amortization
    of $10,703 and $10,444                         21,608        21,867
     Total other assets                           345,542       302,113

					     $  5,449,589  $  5,591,769


LIABILITIES AND PARTNERS' EQUITY(DEFICIT)
Current liabilities:
  Current maturities of long-term debt       $     63,503  $     62,380
  Accounts payable                                357,545       335,240
  Accrued expenses                                 32,678       275,532
  Accrued management fees                         388,829       394,918
  Other liabilities                               411,057       170,087
    Total current liabilities                   1,253,613     1,238,157

Long-term obligations,
  less current maturities                       4,247,324     4,260,762
    Total liabilities                           5,500,936     5,498,919

Partners' equity (deficit ):
    Limited partners                              150,277       294,707
    General partners                             (201,625)     (201,857)
     Total partners' deficit                      (51,347)       92,850

					     $  5,449,589  $  5,591,769












See accompanying notes to consolidated financial statements.          2








		    CONSOLIDATED RESOURCES HEALTH CARE FUND II
		      CONSOLIDATED STATEMENTS OF OPERATIONS
				   (Unaudited)




					Three months ended
					March 31,
					    1996        1995


Revenue:
  Operating revenues                    $1,625,357  $1,542,352
  Interest income                            3,806      10,845
    Total revenue                        1,629,163   1,553,197

Expenses:
  Operating expenses                     1,440,033   1,346,285
  Depreciation & amortization               94,372      94,007
  Interest                                  81,159      82,150
  Partnership adminstration
     costs                                   7,796      10,268
    Total expenses                       1,623,360   1,532,710

Income before extraordinary gain             5,803      20,487

  Extraordinary gain on settlement
    of advances (Note 4)                         -   5,651,854

Net income                              $    5,803  $5,672,341

Net income per L.P. unit

Income before extraordinary gain              0.37        1.31

  Extraordinary gain on settlement
    of advances per L.P. unit                    -      361.72

Net income per L.P. unit                $     0.37  $   363.03

L.P. units outstanding                      15,000      15,000















See accompanying notes to consolidated financial statements    3




		    CONSOLIDATED RESOURCES HEALTH CARE FUND II
		       CONSOLIDATED STATEMENTS OF CASH FLOWS
			    (Unaudited)


					       Three months ended March 31,


						   1996         1995


Operating Activities:
  Cash received from residents and
  government agencies                          $ 1,624,253  $ 1,590,474
  Cash paid to suppliers and employees          (1,532,588)  (1,448,047)
  Interest received                                  3,806      (57,658)
  Interest paid                                    (81,159)      10,845
  Property taxes paid                                    -      (82,152)
  Cash provided by
    operating activities                            14,312       13,462

Investing Activities:
  Additions to property and equipment              (18,453)     (22,980)

Financing Activities:
  Principal payments on long-term debt             (12,316)     (14,068)
  Distributions                                   (150,000)    (150,000)
  Cash used in financing activities               (162,316)    (164,068)

Net decrease in cash
     and cash equivalents                         (166,457)    (173,586)

Cash and cash equivalents, beginning of period   1,115,300    1,241,447

Cash and cash equivalents, end of period       $   948,843  $ 1,067,861


















See accompanying notes to consolidated financial statements.          5

		    CONSOLIDATED RESOURCES HEALTH CARE FUND II
		    CONSOLIDATED STATEMENTS OF CASH FLOWS


					       Three Months Ended March 31,
						   1996         1995

Reconciliation of Net Income to cash
Provided by Operating Activities:
  Net income                                   $     5,803  $ 5,672,341
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
	Depreciation and amortization               94,372       94,007
	Gain on settlement of advances                       (5,651,854)
	  Changes in assets and liabilities:
	  Accounts receivable                       (1,104)      48,122
	  Restricted excrows                       (43,688)     (57,658)
	  Other current assets                     (55,403)      42,553
	  Accounts payable and
	      accrued liabilities                   14,333     (134,049)

  Cash provided by operating
     activities                                $    14,312  $    13,462


























See accompanying notes to consolidated financial statements.          6




			CONSOLIDATED RESOURCES HEALTH CARE FUND II
		       CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
				 (Unaudited)


								Total
							      Partners'
				   Limited       General       Deficit

Balance, at December 31, 1994   $ (5,149,283) $   (434,939) $ (5,584,222)

Net income                         5,445,447       226,894     5,672,341

Distribution                        (150,000)            -      (150,000)

Balance, at March 31, 1995      $    296,164  $   (208,045) $    (61,881)


Balance, at December 31, 1995   $    294,707  $   (201,857) $     92,850

Net income                             5,570           232         5,803

Distribution                        (150,000)            -      (150,000)

Balance, at March 31, 1996      $    150,277  $   (201,625) $    (51,347)






























See accompanying notes to consolidated financial statements.           4







	CONSOLIDATED RESOURCES HEALTH CARE FUND II
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			March 31, 1996

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II (the "Managing General Partner"), at 7000 Central Parkway, Suite 970, Atlanta, Georgia 30328.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

						Three months Ended
						     March 31,
						1996             1995
Charged to costs and expenses:
  Property management and oversight
	management fees                         $32,028        $20,711
  Financial accounting, data processing,
	tax reporting, legal and compliance,
	investor relations and supervision
	of outside services                     $ 7,796        $10,268

NOTE 4.

In July 1991, Southmark filed suit demanding payment of alleged advances to the Partnership. In 1991, after WelCare's affiliate acquired the Corporate General Partner, it challenged the validity of some of these payables through claims filed against the Southmark bankruptcy estate. In 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark.
 In 1995, the Corporate General Partner released the Partnership from all remaining liabilities, forgave all remaining amounts owed by the Partnership, resulting in a gain on debt forgiveness of $5,651,854 for the quarter ended March 31, 1995.



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

Results of Operations

Revenues:

Operating revenue showed an increase of $83,005 for the quarter ended March 31, 1996, compared to the same period for the prior year. This increase is primarily due to changes in census mix from Medicaid to higher rate private pay and Medicare residents, as well as increases in rates for all payor types at the Partnerships nursing facility.

Expenses:

Operating expenses showed an increase of $93,748 for the quarter ended March 31, 1996, as compared to the same period for the prior year. This increase is primarily due to increased nursing and therapy cost due to increased Medicare census at the Partnership's nursing facility.

Liquidity and Capital Resources:

At March 31, 1996, the Partnership held cash and cash equivalents of $948,843 a decrease of $166,457 from December 31, 1995. This reduction in cash is due primarily to the distribution of $150,000 to the Limited Partners. The cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1996.

As of March 31, 1996, the Partnership was not obligated to perform any major
capital expenditures or renovations.   The Managing General Partner
anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations. During 1996, the Partnership's retirement center may require renovations to comply with requirements of the State of Ohio's regulations governing rest homes. The Center's existing cash, HUD replacement reserves and cash from operations should be sufficient to cover the cost of these renovations.

On February 10, 1995 and on February 15, 1996, the Partnership distributed $150,000 to the Limited Partners. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at the facility level.

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

The Partnership should produce sufficient cash flow to meet its ongoing obligations associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third party reimbursements from the operation of the Colorado facilities previously owned by the Partnership. During 1996, the Partnership has not received any demands for payment of any actual or contingent liabilities related to these previously owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners should the need arise.

































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

CONSOLIDATED RESOURCES HEALTH CARE FUND II

		By:     WELCARE SERVICE CORPORATION - II
			 Managing General Partner


Date:  May  15, 1996                 By:     /s/
					     J. Stephen Eaton
					     President



Date: May  15, 1996                  By:     /s/
					     Alan C. Dahl
					     Vice President and Principal
					     Financial Officer