Form 10-Q
period 1996-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1996-08-20
CIK 732247

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended       June 30, 1996
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



      400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346

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


                        PART I. FINANCIAL INFORMATION
                CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)
                                                June 30,    December 31,
                                                  1996          1995


ASSETS
Current assets:
  Cash and cash equivalents                  $  1,132,876  $  1,115,300
  Accounts receivable, net of
    allowance for doubtful accounts
    of $53,529                                    287,931       565,965
  Prepaid expenses and other                      161,094        44,317
    Total current assets                        1,581,901     1,725,582

Property and equipment
  Land                                            179,341       179,341
  Buildings and improvements                    6,247,838     6,224,958
  Equipment and furnishings                       581,917       511,590
                                                7,009,096     6,915,889
  Accumulated depreciation
     and amortization                          (3,538,569)   (3,351,815)
    Net property and equipment                  3,470,527     3,564,074

Other
  Restricted escrows and other deposits           297,329       280,246
  Deferred loan costs, net of
    accumulated amortization
    of $4,223 and $8,094                           19,995        21,867
     Total other assets                           317,324       302,113

                                             $  5,369,752  $  5,591,769


LIABILITIES AND PARTNERS' EQUITY(DEFICIT)
Current liabilities:
  Current maturities of long-term debt       $     64,879  $     62,380
  Accounts payable                                249,220       335,240
  Accrued expenses                                343,164       275,532
  Accrued management fees                         400,790       394,918
  Other liabilities                               148,436       170,087
    Total current liabilities                   1,206,488     1,238,157

Long-term obligations,
  less current maturities                       4,231,480     4,260,762
    Total liabilities                           5,437,969     5,498,919

Partners' equity (deficit ):
    Limited partners                              134,083       294,707
    General partners                             (202,300)     (201,857)
     Total partners' deficit                      (68,216)       92,850

                                             $  5,369,752  $  5,591,769


See accompanying notes to consolidated financial statements.          2
                        CONSOLIDATED RESOURCES HEALTH CARE FUND II
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)




                                Three months ended      Six months ended
                                June 30,                June 30,
                                   1996        1995        1996        1995


Revenue:
  Operating revenues            $1,763,623  $1,731,662   3,388,980  $3,274,014
  Interest income                    5,599       9,875       9,405      20,720
    Total revenue                1,769,222   1,741,537   3,398,385   3,294,734

Expenses:
  Operating expenses             1,595,514   1,460,597   3,043,343   2,806,882
  Depreciation & amortization      101,891      93,278     196,263     187,285
  Interest                          80,890      82,004     162,049     164,154
  Partnership adminstration
     costs                           7,796           -       7,796      10,268
    Total expenses               1,786,091   1,635,879   3,409,451   3,168,589

Income before extraordinary gain   (16,869)    105,658     (11,066)    126,145

  Extraordinary gain on settlement
    of advances (Note 4)                 -           -           -   5,651,854

Net income (loss)               $  (16,869) $  105,658     (11,066) $5,777,999

Net income (loss) per L.P. unit

Income (loss) before extraordinary   (1.08)       6.76       (0.71)       8.07
gain
  Extraordinary gain on settlement
    of advances per L.P. unit            -           -           -      361.72

Net income (loss) per L.P. unit $    (1.08) $     6.76       (0.71) $   369.79

L.P. units outstanding              15,000      15,000      15,000      15,000















See accompanying notes to consolidated financial stat    3

                CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                               Six months ended June 30,

                                                   1996         1995


Operating Activities:
  Cash received from residents and
  government agencies                          $ 3,667,014  $ 3,179,266
  Cash paid to suppliers and employees          (3,219,167)  (3,083,587)
  Interest received                                  9,405       20,720
  Interest paid                                   (162,049)    (164,154)
  Property taxes paid                                    -      (70,793)
  Cash provided by(used in)
    operating activities                           295,204     (118,548)

Investing Activities:
  Additions to property and equipment              (93,207)     (45,171)

Financing Activities:
  Principal payments on long-term debt             (26,783)     (24,448)
  Distributions                                   (150,000)    (150,000)
  Cash used in financing activities               (176,783)    (174,448)

Net decrease in cash
     and cash equivalents                           25,214     (338,167)

Cash and cash equivalents, beginning of period   1,115,300    1,196,256

Cash and cash equivalents, end of period       $ 1,132,876  $   858,089


















See accompanying notes to consolidated financial statements.          5


                     CONSOLIDATED RESOURCES HEALTH CARE FUND II
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                               Six months ended June 30,
                                                   1996         1995


Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
  Net income                                   $   (11,066) $ 5,777,999
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
        Depreciation and amortization              196,263      187,285
        Gain on settlement of advances                       (5,651,854)
          Changes in assets and liabilities:
          Accounts receivable                      278,034      (94,748)
          Restricted excrows                       (17,083)      26,689
          Other current assets                    (116,777)           -
          Accounts payable and
              accrued liabilities                  (34,167)    (363,919)

  Cash provided by (used in) operating
     activities                                $   295,204  $  (118,548)


























See accompanying notes to consolidated financial statements.          6


                        CONSOLIDATED RESOURCES HEALTH CARE FUND II
                       CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                 (Unaudited)


                                                                Total
                                                              Partners'
                                   Limited       General       Deficit


Balance, at December 31, 1994   $ (5,149,283) $   (434,939) $ (5,584,222)

Net income                         5,445,447       226,894     5,672,341

Distribution                        (150,000)            -      (150,000)

Balance, at June 30, 1995       $    296,164  $   (208,045) $    (61,881)


Balance, at December 31, 1995   $    294,707  $   (201,857) $     92,850

Net income                      $    (10,624) $       (443) $    (11,066)

Distribution                    $   (150,000) $          -  $   (150,000)

Balance, at June 30, 1996       $    134,083  $   (202,300) $    (68,216)






























See accompanying notes to consolidated financial statements.           4



                       CONSOLIDATED RESOURCES HEALTH CARE FUND II
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     June 30, 1996

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II (the "Managing General Partner"), at 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30328.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                   Six Months Ended
                                                       June 30,
                                                   1996       1995
Charged to costs and expenses:
  Property management and oversight
        management fees                          $67,447    $398,803
  Financial accounting, data processing,
	tax reporting, legal and compliance,
	investor relations and supervision
	of outside services			 $34,708     $10,268

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

Results of Operations

Revenues:

Operating revenue showed an increase of $39,224 for the quarter ended June 30, 1996, compared to the same period for the prior year. This increase is primarily due to changes in census mix from Medicaid to higher rate private pay and Medicare residents, as well as increases in rates for all payor types at the Partnership's nursing facility.

Expenses:

Operating expenses showed an increase of $134,468 for the quarter ended June 30, 1996, as compared to the same period for the prior year. This increase is primarily due to increased nursing and therapy cost due to increased Medicare census at the Partnership's nursing facility.

Liquidity and Capital Resources:

At June 30, 1996, the Partnership held cash and cash equivalents of $1,131,164 a decrease of $15,864 from December 31, 1995. This reduction in cash is due primarily to the distribution of $150,000 to the Limited Partners. The cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1996.

As of June 30, 1996, the Partnership was not obligated to perform any major
capital expenditures or renovations.   The Managing General Partner
anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations. During 1996, the Partnership's retirement center may require renovations to comply with requirements of the State of Ohio's regulations governing rest homes. The Center's existing cash, HUD replacement reserves and cash from operations should be sufficient to cover the cost of these renovations.

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

                  CONSOLIDATED RESOURCES HEALTH CARE FUND II

                  By:     WELCARE SERVICE CORPORATION - II
                           Managing General Partner



Date: August 19, 1996                    By:     /s/ J. Stephen Eaton
                                                  J. Stephen Eaton
                                                  President



Date: August 19, 1996                    By:     /s/ Alan. C. Dahl
                                                  Alan C. Dahl
                                                  Vice President and Principal
                                                  Financial Officer