Form 10-Q
period 1996-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1996-11-15
CIK 732247

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C. 20549

			       FORM 10-Q



(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended       September 30, 1996
				    OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

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


					      September 30, December 31,
						  1996          1995


ASSETS
Current assets:
  Cash and cash equivalents                 $   1,036,404  $  1,115,300
  Accounts receivable, net of
    allowance for doubtful accounts
    of $67,280                                    209,768       565,965
  Prepaid expenses and other                      148,797        44,317
    Total current assets                        1,394,968     1,725,582

Property and equipment
  Land                                            179,341       179,341
  Buildings and improvements                    6,271,367     6,224,958
  Equipment and furnishings                       599,336       511,590
						7,050,044     6,915,889
  Accumulated depreciation
     and amortization                          (3,638,661)   (3,351,815)
    Net property and equipment                  3,411,383     3,564,074

Other
  Restricted escrows and other deposits           302,589       280,246
  Deferred loan costs, net of
    accumulated amortization
    of $11,221 and $8,094                          19,464        21,867
     Total other assets                           322,053       302,113

					     $  5,128,404  $  5,591,769


LIABILITIES AND PARTNERS' EQUITY(DEFICIT)
Current liabilities:
  Current maturities of long-term debt       $     64,878  $     62,380
  Accounts payable                                164,305       335,240
  Accrued expenses                                266,881       275,532
  Accrued management fees                         388,638       394,918
  Other liabilities                               167,079       170,087
    Total current liabilities                   1,051,781     1,238,157

Long-term obligations,
  less current maturities                       4,215,272     4,260,762
    Total liabilities                           5,267,053     5,498,919

Partners' equity (deficit ):
    Limited partners                               66,468       294,707
    General partners                             (205,117)     (201,857)
     Total partners' deficit                     (138,649)       92,850

					     $  5,128,404  $  5,591,769


See accompanying notes to consolidated financial statements.


		    CONSOLIDATED RESOURCES HEALTH CARE FUND II
		      CONSOLIDATED STATEMENTS OF OPERATIONS
				   (Unaudited)




				    Three months ended      Nine months ended
				       September 30,           September 30,
				     1996        1995        1996        1995


Revenue:
  Operating revenues              $1,686,383  $1,736,363   5,075,363  $5,010,377
  Interest income                      3,871       5,018      13,276      25,738
    Total revenue                  1,690,254   1,741,381   5,088,639   5,036,115

Expenses:
  Operating expenses               1,586,806   1,511,066   4,630,149   4,280,483
  Depreciation & amortization        103,623      93,884     299,886     281,162
  Interest                            70,258      81,777     232,307     245,931
  Partnership adminstration
     costs                                 -       1,737       7,796      49,478
    Total expenses                 1,760,687   1,688,464   5,170,138   4,857,054

Income before extraordinary gain     (70,433)     52,917     (81,499)    179,061

  Extraordinary gain on settlement
    of advances (Note 4)                   -           -           -   5,651,854

Net income (loss)                 $  (70,433) $   52,917  $  (81,499) $5,830,915

Net income(loss) per L.P. unit

Income(loss) before extraordinary gain (4.51)       3.39       (5.22)      11.46

  Extraordinary gain on settlement
    of advances per L.P. unit              -           -           -      361.72

Net income (loss) per L.P. unit   $    (4.51) $     3.39  $    (5.22) $   373.18

L.P. units outstanding                15,000      15,000      15,000      15,000







See accompanying notes to consolidated financial statements.


		   CONSOLIDATED RESOURCES HEALTH CARE FUND II
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
				  (Unaudited)


					     Nine months ended September

						   1996         1995


Operating Activities:
  Cash received from residents and
  government agencies                          $ 5,431,560  $ 5,005,105
  Cash paid to suppliers and employees          (4,893,616)  (4,569,194)
  Interest received                                 13,276       25,738
  Interest paid                                   (232,307)    (245,931)
  Property taxes paid                              (60,026)     (60,738)
  Cash provided by (used in)
    operating activities                           258,887     154,980

Investing Activities:
  Additions to property and equipment             (134,155)     (82,558)

Financing Activities:
  Principal payments on long-term debt             (53,628)     (39,361)
  Distributions                                   (150,000)    (150,000)
  Cash used in financing activities               (203,628)    (189,361)

Net (decrease) in cash
     and cash equivalents                          (78,896)    (116,939)

Cash and cash equivalents, beginning of period   1,115,300    1,196,256

Cash and cash equivalents, end of period       $ 1,036,404  $ 1,079,317



See accompanying notes to consolidated financial statements.




		    CONSOLIDATED RESOURCES HEALTH CARE FUND II
		       CONSOLIDATED STATEMENTS OF CASH FLOWS
				     (Unaudited)

					       Nine months ended September
						   1996         1995


Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
  Net income (loss)                            $   (81,499) $ 5,830,915
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
	Depreciation and amortization              299,886      281,162
	Gain on settlement of advances                   -   (5,651,854)
	  Changes in assets and liabilities:
	  Accounts receivable                      356,197       (5,272)
	  Restricted excrows                       (22,343)
	  Other current assets                    (104,480)      48,019
	  Accounts payable and
	      accrued liabilities                 (188,874)    (347,990)

  Cash provided by (used in) operating
     activities                                $   258,887 $   154,980


See accompanying notes to consolidated financial statements.

		 CONSOLIDATED RESOURCES HEALTH CARE FUND II
		CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
				(Unaudited)


								Total
							      Partners'
				   Limited       General       Deficit


Balance, at December 31, 1994   $ (5,149,283) $   (434,939) $ (5,584,222)

Net income                         5,597,678       233,237     5,830,915

Distribution                        (150,000)            -      (150,000)

Balance, at September 30, 1995  $    298,395  $   (201,702) $     96,693


Balance, at December 31, 1995   $    294,707  $   (201,857) $     92,850

Net loss                             (78,239)       (3,260)      (81,499)

Distribution                        (150,000)            -      (150,000)

Balance, at September 30, 1996  $     66,468  $   (205,117) $   (138,649)




See accompanying notes to consolidated financial statements.







		 CONSOLIDATED RESOURCES HEALTH CARE FUND II
		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			     September 30, 1996

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the nine months ended 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

						Nine Months Ended
						   September 30,
						 1996        1995
Charged to costs and expenses:
  Property management and oversight
	management fees                         $88,290     $66,783
  Financial accounting, data processing,
	tax reporting, legal and compliance,
	investor relations and supervision
	of outside services                      $7,796     $10,268

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WelCare Acquisition Corp., acquired the stock of the Partnership's Corporate General Partner from Southmark Corporation ("Southmark") on November 20, 1990. The results of operations for periods prior to November 20, 1990, occurred under the direction and management of Southmark affiliates and not under the direction and management of WelCare's affiliates.

Following the first year of WelCare's affiliate's management of the affairs of the Partnership, the Limited Partners overwhelmingly elected WelCare Service Corporation-II, a wholly-owned subsidiary of WelCare Acquisition Corp., as managing general partner. On January 7, 1992, WelCare Service Corporation-II was admitted as Managing General Partner.

Results of Operations

Revenues:

Operating revenue showed a decrease of $49,980 for the quarter ended September 30, 1996, compared to the same period for the prior year. The decrease is due to a decrease in occupancy primarily at the Partnership's retirement center. The decrease in revenue from the decline in occupancy was partially offset by an increase in private rates at both facilities.

Expenses:

Operating expenses showed an increase of $75,740 for the quarter ended September 30, 1996, as compared to the same period for the prior year. The increase is due primarily to an increase in therapy expense resulting from the Partnership's nursing facility hiring its own in-house therapists. In the prior year, the nursing facility utilized contract therapy, the cost of which can be more easily reduced or increased depending on actual facility therapy needs as opposed to the cost of maintaining in-house therapists. Additional costs resulted from increased repairs and maintenance at the Partnership's retirement center. The Partnership is currently planning a major renovation of the retirement center, which should reduce the need for repairs in future periods.

Liquidity and Capital Resources:

At September 30, 1996, the Partnership held cash and cash equivalents of $1,036,404 a decrease of $78,896 from December 31, 1995. This reduction in cash is due primarily to the distribution of $150,000 to the Limited Partners.
 The cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1996.

As of September 30, 1996, the Partnership was not obligated to perform any
major capital expenditures or renovations.   The Managing General Partner
anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations. The Partnership is planning to make renovations to its retirement center. The Partnership's existing cash, HUD replacement reserves and cash from operations should be sufficient to cover the cost of these renovations.

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

CONSOLIDATED RESOURCES HEALTH CARE FUND II

By:     WELCARE SERVICE CORPORATION - II
	Managing General Partner



Date: November 14, 1996                By:     /s/ J. Stephen Eaton
						   J. Stephen Eaton
						     President


Date: November 14, 1996                 By:     /s/ Alan C. Dahl
						    Alan C. Dahl
						    Vice President and
						    Principal Financial Officer