Form 10-K405
period 1996-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1997-04-18
CIK 732247

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

            For the fiscal year ended December 31, 1996
                                   OR
(   )       TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from to
                     Commission file number 0-13415

                  CONSOLIDATED RESOURCES HEALTH CARE FUND II
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                               58-1542125
--------------------------------------------------------------------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              identification No.)

        400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346
--------------------------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code      770-698-9040



Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this
Form 10-K or any  amendment to this Form 10-K.   [X]

Of the registrant's 15,000 Limited Partnership Units, 14,990 are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:  See Page 28.

                       SEE INDEX TO EXHIBITS ON PAGE 27
                             PAGE ONE OF 30 PAGES.

PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 1996, the Partnership had three general partners (the "General Partners"), Consolidated Associates II, ("CA-II") WelCare Consolidated Resources Corporation of America, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner"). At December 31, 1996 WCRCA, a Nevada corporation, and WSC-II, a Georgia corporation, were both wholly-owned subsidiaries of Centennial Acquisition Corporation ("CAC"), a Georgia corporation, which is in turn a wholly-owned subsidiary of Centennial Healthcare Corporation ("Centennial"). Prior to December 1996, CAC and Centennial were known as WelCare Acquisition Corp. and WelCare International, Inc., respectively. CA-II, a Georgia general partnership, is composed of WCRCA, as the managing general partner, and individuals who were previously associated with Consolidated Resources Corporation of America ("CRCA"). On January 30, 1997, all of the stock of the Corporate General Partner and the Managing General Partner was sold to Consolidated Partners Corporation, which is wholly-owned by the president of Centennial, who is also a general partner of CA-II.

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

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related real properties for the benefit of its Limited Partners. At December 31, 1996 and 1995, the Partnership owned and operated two health care facilities, a nursing home and a retirement center, both located in Columbus, Ohio.

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

As of December 31, 1996, the Partnership employed approximately 154 persons, including administrative, nursing, dietary, social services and maintenance personnel.

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

The nursing home is certified to receive benefits under joint Federal and state funded programs administered by the State of Ohio to provide medical assistance to the indigent, known generally as the "Medicaid" program. Benefits under the Federal Health Insurance for the Aged Act ("Medicare") are for skilled care only in those facilities which are certified for the program.

Medicaid reimbursement formulas vary by state and are established in accordance with Federal guidelines. Typically, Medicaid provides for reimbursement for nursing home care of an all-inclusive nature up to specified limits based on historical costs, with adjustments for inflation. Federal law requires that Medicaid reimbursement rates be reasonable and adequate to meet the costs that must be incurred by efficiently and economically operated facilities in order to provide care and services in conformity with applicable laws, regulations and quality and safety standards. Medicaid payments are generally set prospectively for each facility.
The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions. Each of these factors may materially increase or decrease program payments to long-term care facilities and could adversely affect the operations of the Partnership's nursing facility.

In the operation and sale of properties, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned geriatric facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The Partnership believes that the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors which add to the success of its facilities. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition by improving the appearances of and the quality of services provided at its facilities, establishing a reputation within the local medical communities for providing competent care services and continually evaluating the needs of the community and services offered by other health care providers.

The following table sets forth information regarding the average daily census and sources of patient and resident revenues at the Partnership's facilities:


                    Average Daily Census           Revenues for
                       for Year Ended                Year Ended
                     December 31, 1996          December 31, 1996 (1)



Medicaid                 47        28.3%               30.4%
Private Pay              26        15.7%               18.3%
VA, Medicare and Other   20        12.1%               27.4%
Retirement Center (1)    73        43.9%               23.9%

                        166       100.0%              100.0%

Overall Occupancy Rate               87%

(1)   Retirement Center census is 100% private pay.

Because of a changing census mix (i.e. private pay vs. government reimbursed patients), the occupancy required for a nursing facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can drastically reduce the break-even point due to a higher reimbursement rate.

The retirement center is much like an apartment complex with additional services provided to attract the elderly including limited transportation, housekeeping and food services. The Partnership's retirement center has a net cash flow breakeven occupancy ranging from 75% to 80%. During 1996, the facility exceeded its breakeven occupancy level.


ITEM 2.  DESCRIPTION OF PROPERTY

The following table sets forth the investment portfolio of the Partnership at December 31, 1996. The buildings of the projects and the land on which they are located are beneficially owned by the Partnership in fee, subject in each case to a first deed of trust as set forth more fully in Item 8, Note 3.


                      Properties (dollars in 000's)
                ------------------------------------------------
                                       Net     Occupancy
                 Secured  Acquisition  Book    Rate in       Date
   Property        Debt       Cost     Value     1996     Acquired


Mayfair
 Village Nursing
 Care Center
 Columbus, OH
 100 Licensed
 Nursing Home Beds  $1,595    $4,323   $1,360(1)   93%     February 1985

Mayfair
  Retirement
  Center
  Columbus, OH
  91 Units           2,678     4,251    2,080(1)   81%     February 1985

                    $4,273    $8,574   $3,440

(1) A provision was made prior to 1991 to write down the facility to its net realizable value or estimated fair value at the time of the write-down as determined by the Corporate General Partner (See Item 8,
Note 5).  The amount reflects this write-down.

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

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B)   Title of Class                      Number of Record Unit Holders

      Limited Partnership Units           1,596 as of March 28, 1997

(C) There was a distribution of $150,000 paid to the Limited Partners in 1996. Cumulative distributions paid to the Limited Partners as of December 31, 1996, were $2,738,103. Future distributions are dependent on the Partnership's ability to meet its ongoing obligations. There have been no distributions to the General Partners. See Liquidity and Capital Resources section of Item 7
      - Management's Discussion and Analysis of Financial Condition and Results of Operations, for discussion of distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with the notes to the Partnership's financial statements appearing in Item 8.

Statements of Operations                        Years Ended December 31,
                                     (dollars in 000's, except per unit figures)

                             ---------------------------------------------------
                                  1996      1995      1994      1993      1992
                                  ----      ----      ----      ----      ----

Operating revenue ..............$7,189   $ 6,623   $ 6,091   $ 5,481   $ 4,802
Income (loss) before
extraordinary gain .............   279       175       185       312       (28)
Net income (loss) ..............   279     5,827       185       312       (28)
Income (loss) before
extraordinary gain per
weighted average Limited
Partnership Unit ............... 17.84     11.21     11.85     19.96     (1.80)
Net income (loss) per weighted
     average Limited Partnership
     Unit ...................... 17.84    372.93     11.85     19.96     (1.80)

Distribution paid per weighted
     average Limited Partnership
     Unit ...................... 10.00     10.00        --        --        --


                                            At December 31, (dollars in 000's)
                             ---------------------------------------------------
Balance Sheets                     1996     1995      1994      1993      1992
                                   ----     ----      ----      ----      ----

Property and equipment, net ....$ 3,440  $ 3,564   $ 3,825   $ 4,075   $ 4,136
Total assets ...................  5,499    5,592     5,980     6,030     5,639
Long-term debt obligations, less
current maturities .............  4,206    4,261     4,326     4,384     4,436
Partners' equity (deficit) .....    222       93    (5,584)   (5,769)   (6,081)



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Partnership's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, changes in healthcare reimbursement systems and rates, the availability of capital and financing, and other factors affecting the Partnership's business that may be beyond its control.

Results of Operations

Revenue:

1996 compared to 1995

Operating revenues increased $566,525 in 1996 as compared to 1995. The increase is primarily due to an increase in the nursing facility's reimbursement from Medicare pursuant to routine cost limit exception request approved during the period along with favorable changes in patient mix along with an increase in the volume of higher revenue therapy services being provided over the prior year. The Partnership's retirement center experienced a decrease in revenue over the prior year due to a decrease in occupancy, as a result of its renovation project initiated in the last calendar quarter of 1996.

1995 compared to 1994

Operating revenues increased by $531,675 in 1995 as compared to 1994. This increase is primarily due to changes in census mix from Medicaid to higher rate private pay and Medicare residents, as well as increases in rates for all payor types at the Partnership's nursing facility.

Expenses:

1996 compared to 1995

Operating expenses increased $367,510 in 1996 as compared to 1995. The increase is due primarily to inflationary increases at both facilities, higher costs associated with higher acuity patients and increased utilization of therapy services at the Partnership's nursing facility.

1995 compared to 1994

Operating expenses increased by $520,663 1995 as compared to 1994. This increase is primarily due to increased nursing and therapy cost due to increased Medicare census at the Partnership's nursing facility as compared to the prior year.

Liquidity and Capital Resources

At December 31, 1996, the Partnership held cash and cash equivalents of $1,339,758 an increase of $224,458 from the amount held at December 31, 1995. The cash balance will be necessary to meet the Partnership's current obligations and to fund capital improvements. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD through the computation of surplus cash. At December 31, 1996, the balance of HUD reserved cash at the facilities was $388,611.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1997. Capital expenditures increased from $112,927 in 1995 to $265,094 in 1996 due in part to the Partnership renovation of the retirement center.

As of December 31, 1996, the Partnership was not obligated to perform any major capital expenditures or renovations other than its current project at the retirement center. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

Due to efforts of the Managing General Partner, the Partnership distributed $150,000 to the Limited Partners on February 10, 1995. On February 15, 1996, the Partnership distributed $150,000 to the Limited Partners. On February 15, 1997, the Partnership distributed $200,100 to the Limited Partners. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at both the nursing facility and retirement center level.

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

The Partnership should produce sufficient cash flow to meet its ongoing operations obligations associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third party reimbursements from the operation of the Colorado facilities previously owned by the Partnership. During 1996, the Partnership did not receive any demands for payment of any actual or contingent liabilities related to these previously owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners, should the need arise.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                             Page
Number

Report of Independent Certified Public Accountants                       9

Consolidated Financial Statements

   Balance Sheets - December 31, 1996 and 1995                       10-11

   Statements of Income
   - Years ended December 31, 1996, 1995 and 1994                       12

   Statements of Partners' Equity (Deficit)
    - Years ended December 31, 1996, 1995 and 1994                      13

   Statements of Cash Flows
   - Years ended December 31, 1996, 1995 and 1994                       14

   Summary of Significant Accounting Policies                        15-17

   Notes to Consolidated Financial Statements                        18-20


The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 of the Registrant are submitted herewith in response to Item 14 (a)(2):

  Schedule II - Valuation and Qualifying Accounts                       22

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

Report of Independent Certified Public Accountants


The Partners
Consolidated Resources Health Care Fund II and Subsidiaries

We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1996 and 1995, and the related consolidated statements of income, partners' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedules listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules presents fairly, in all material respects, the information set forth therein.



                                       BDO Seidman, LLP



Atlanta, Georgia
March 28, 1997

------------------------------------------------------------------------
      Consolidated Resources Health Care Fund II and Subsidiaries
------------------------------------------------------------------------
                         (limited partnerships)

                      Consolidated Balance Sheets




December 31,                                             1996         1995
                                                         ----         ----


Assets

Current
  Cash and cash equivalents (Note 8) ...........   $ 1,339,758    $ 1,115,300
  Accounts  receivable,  net  of  allowance  for
doubtful accounts ..............................       343,421        565,965
   of $53,554 and $73,218 (Note 7)
  Prepaid expenses and other ...................        40,184         44,317

Total current assets ...........................     1,723,363      1,725,582

Property and equipment (Notes 3 and 5)
  Land .........................................       178,609        178,609
  Buildings and improvements ...................     6,333,497      6,225,690
  Equipment and furnishings ....................       666,806        511,590
                                                     7,178,912      6,915,889
Less accumulated depreciation ..................    (3,738,651)    (3,351,815)

Net property and equipment .....................     3,440,261      3,564,074

Other
  Restricted escrows and other deposits (Note 3)       315,012        280,246
  Deferred loan costs, net .....................        20,831         21,867

Total other assets .............................       335,843        302,113

                                                   $ 5,499,467    $ 5,591,769


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

------------------------------------------------------------------------
      Consolidated Resources Health Care Fund II and Subsidiaries
------------------------------------------------------------------------
                         (limited partnerships)

                      Consolidated Balance Sheets


December 31, ...................................          1996           1995
                                                          ----           ----

Liabilities and Partners' Equity (Deficit)

Current liabilities
  Current maturities of long-term debt
  obligations (Note 3)..........................   $    67,222    $    62,380
  Accounts payable .............................       197,950        335,240
  Accrued expenses .............................       373,500        275,532
  Accrued  management fees  substantially all to
  affiliates (Note 2)...........................       254,518        394,918
  Other liabilities ............................       179,130        170,087

Total current liabilities ......................     1,072,320      1,238,157

Long-term debt obligations, less current
  maturities (Note 3) ..........................     4,205,585      4,260,762

Total liabilities ..............................     5,277,905      5,498,919

Commitments and Contingencies (Notes 7 and 8)

Partners' equity (deficit) (Note 4)
  Limited partners .............................       412,271        294,707
  General partners .............................      (190,709)      (201,857)

Total partners' equity .........................       221,562         92,850

                                                   $ 5,499,467    $ 5,591,769


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

------------------------------------------------------------------------
      Consolidated Resources Health Care Fund II and Subsidiaries
------------------------------------------------------------------------
                         (limited partnerships)

                   Consolidated Statements of Income


Years ended December 31,                   1996         1995          1994
------------------------                   ----         ----          ----

Revenue
  Operating revenue (Note 7) .......   $7,189,448   $6,622,923   $6,091,248
  Interest income ..................       29,115       29,356       35,023

Total revenue ......................    7,218,563    6,652,279    6,126,271

Operating costs and expenses
  Operating expenses ...............    5,516,102    5,148,592    4,627,929
  Depreciation and amortization ....      389,943      375,742      360,493
  Interest (Note 3) ................      323,011      327,139      331,274
  Management fees (Note 2) .........      414,379      420,899      368,364
  Real estate taxes ................      122,642      120,759      159,035
  Partnership  administration  costs
     substantiall all to
     affiliates (Note 2) ...........      173,774       83,930       93,909


Total operating costs and expenses .    6,939,851    6,477,061    5,941,004

Income before extraordinary gain ...      278,712      175,218      185,267

Extraordinary gain on
 extinguishment of debt (Note 1)....         --      5,651,854         --


Net income .........................   $  278,712   $5,827,072   $  185,267

Income per limited  partnership unit
 before extraordinary gain .........   $    17.84   $    11.21   $    11.85


Extraordinary gain on
 extinguishment of debt per limited
 partnership unit...................   $     --     $   361.72   $     --



Net income per  limited  partnership
unit................................   $    17.84   $   372.93   $    11.85


Limited partnership units
outstanding.........................       15,000       15,000       15,000

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

------------------------------------------------------------------------
      Consolidated Resources Health Care Fund II and Subsidiaries
------------------------------------------------------------------------
                         (limited partnerships)

         Consolidated Statements of Partners' Equity (Deficit)
              Years Ended December 31, 1996, 1995 and 1994


                                                                 Total
                                                               Partners'
                                                                Equity
                                    Limited       General      (Deficit)

Balance, at January 1, 1994 .   $(5,327,139)   $  (442,350)   $(5,769,489)

  Net income ................       177,856          7,411        185,267

Balance, at December 31, 1994    (5,149,283)      (434,939)    (5,584,222)

  Net income ................     5,593,990        233,082      5,827,072

  Distributions (Note 4) ....      (150,000)          --         (150,000)

Balance, at December 31, 1995       294,707       (201,857)        92,850

  Net income ................       267,564         11,148        278,712

  Distributions (Note 4) ....      (150,000)          --         (150,000)

Balance, at December 31, 1996   $   412,271    $  (190,709)   $   221,562


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

------------------------------------------------------------------------
      Consolidated Resources Health Care Fund II and Subsidiaries
------------------------------------------------------------------------
                         (limited partnerships)

                 Consolidated Statements of Cash Flows


Years ended December 31,                 1996         1995          1994

Operating activities
  Net income ....................   $   278,712    $ 5,827,072    $   185,267
  Adjustments to reconcile net
   income to cash
   provided by (used in)operating
   activities:
   Depreciation and amortization        389,943        375,742        360,493
   Bad debt expense .............          --           29,582          3,786
   Gain on extinguishment of debt          --       (5,651,854)          --
   Changes in assets and
   liabilities:
     Accounts receivable ........       222,544         (8,618)        15,781
     Prepaid expenses and other .         4,133         63,912        (70,845)
     Accounts payable ...........      (137,290)       (38,546)       (43,879)
     Accrued liabilities ........       (33,389)      (313,670)      (137,276)

Cash provided by operating ......       724,653        283,620        313,327
activities

Investing activity
  Payments for purchases of .....      (265,094)      (112,927)      (110,615)
property and equipment, net

Financing activities
  Net change in restricted ......       (34,766)       (40,589)       (35,779)
escrows and other deposits
  Principal payments on long-term       (50,335)       (61,060)       (53,850)
debt obligations
  Distribution paid to limited ..      (150,000)      (150,000)
partners ........................          --

Cash used in financing activities      (235,101)      (251,649)       (89,629)

Net increase (decrease) in cash .       224,458        (80,956)       113,083
and cash equivalents

Cash and cash equivalents, ......     1,115,300      1,196,256      1,083,173
beginning of year

Cash and cash equivalents, end of   $ 1,339,758    $ 1,115,300    $ 1,196,256
year


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

      Consolidated Resources Health Care Fund II and Subsidiaries
                         (limited partnerships)

               Summary Of Significant Accounting Policies



Organization

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983 as a limited partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, health care related real properties. As of December 31, 1996, the Partnership owned a nursing home and a retirement center in Ohio. During 1996, the average occupancy for the nursing home and retirement center was 93% and 81%, respectively.

The General Partners of the Partnership are WelCare Consolidated Resources Corporation of America, serving as the Corporate General Partner, ("WCRCA" or the "Corporate General Partner"), a Nevada corporation, WelCare Service Corporation-II, serving as Managing General Partner, ("WSC-II" or the "Managing General Partner"), a Georgia corporation, and Consolidated Associates II, ("CA-II"), a Georgia general partnership (collectively the "General Partners"). At December 31, 1996, WCRCA and WSC-II were wholly-owned subsidiaries of Centennial Acquisition Corporation, ("CAC"), formerly WelCare Acquisition Corp., which in turn is a subsidiary of Centennial Healthcare Corporation ("Centennial"), formerly WelCare International, Inc. CA-II is composed of WCRCA, as the Managing General Partner, and individuals who were associated with Consolidated Resources Corporation of America ("CRCA"). On January 30, 1997, all of the stock of the Corporate General Partner and Managing General Partner of the Partnership was sold to Consolidated Partners Corporation, which is wholly-owned by the president of Centennial who is also a general partner of CA-II.

Pursuant to an agreement dated October 30, 1985, CRCA, a Georgia corporation that initially was the Corporate General Partner of the Partnership, was merged into a subsidiary of Southmark Corporation ("Southmark"). The name of the surviving Southmark subsidiary was then changed to Southmark Consolidated Resources Corporation of America ("SCRCA"). Southmark emerged from Chapter 11 bankruptcy on August 10, 1990, and liquidated most of its assets pursuant to a plan of reorganization. On November 20, 1990, CAC acquired from Southmark all the stock of SCRCA whose name was then changed to WelCare Consolidated Resources Corporation of America. Effective January 13, 1992, WSC-II was added as the Managing General Partner of the Partnership.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


------------------------------------------------------------------------
      Consolidated Resources Health Care Fund II and Subsidiaries
------------------------------------------------------------------------
                         (limited partnerships)

               Notes to Consolidated Financial Statements


1.   Transactions With Affiliates and Former Affiliates

Amounts claimed payable to former affiliates (primarily Southmark and the Corporate General Partner), totalled $5,651,854, including accrued interest, at December 31, 1994. In July 1991 Southmark filed suit demanding payment of the alleged advances. In 1991, after CAC affiliate acquired the Corporate General Partner, the Partnership challenged the validity of some of these payables through claims filed against the Southmark bankruptcy estate. In 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark (See Note 6). In 1995, the Corporate General Partner forgave all remaining amounts owed by the Partnership, resulting in a gain on debt forgiveness of $5,651,854 for the year ended December 31, 1995.

2.   Management Fees and Affiliate Transations

An unrelated company manages the nursing home and retirement center for a fee of 5% of gross operating revenues. Fees totalling $358,667, $331,034 and $303,511 were paid to the management company for the years ended December 31, 1996, 1995 and 1994, respectively.

During 1996, 1995 and 1994, an affiliate of the Corporate General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities in the amount of $44,364, $41,005 and $25,850, respectively. In addition, the affiliate was paid an oversight management fee of 1% of gross operating revenue totalling $55,712, $89,865 and $64,853 in 1996, 1995 and 1994, respectively, which are included in the Partnership administration costs on the accompanying Consolidated Statements of Operations.

Accrued management fees consist of amounts payable to affiliates and former affiliates and an unrelated management company and resulted from management fees incurred prior to 1992. During 1996, these amounts were reduced by amounts due from an affiliate of the Corporate General Partner.

3. Long-Term Debt Obligations

Long-term debt obligations consisted of:

                                                 1996         1995

7.5% note related to Mayfair
Village Nursing Care Center,
collateralized by property and
equipment and insured by the
U.S. Department of Housing and
Urban Development; payable in                $1,595,057      $1,607,502
monthly installments of
principal and interest of
$12,050, due January 1, 2020

7.5% note related to Mayfair
Retirement Center,
collateralized by property and
equipment and insured by the
U.S.  Department of Housing and
Urban Development; payable in                 2,677,750       2,715,640
monthly installments of
principal and interest of
$20,023, due March 1, 2021

                                              4,272,807       4,323,142
Less current maturities                          62,380          67,222

                                             $4,205,585      $4,260,762

------------------------------------------------------------------------
Future maturities of long-term debt obligations are as follows:
------------------------------------------------------------------------

                                                            Amount

      1997                                                  $67,222
      1998                                                   72,441
      1999                                                   78,065
      2000                                                   84,125
      2001                                                   93,446
      Thereafter                                          3,877,508

                                                         $4,272,807

Restricted escrows and other deposits include amounts held by lenders under various note terms.

The fair value of the Partnership's obligations are estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. Current rates approximate market rates.

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

The Partnership distributed cash of $150,000 to the Limited Partners for the years ended December 31, 1996 and 1995, respectively. There were no distributions to the Limited Partners for the year ended
December 31, 1994.  Cumulative distributions paid to the Limited
Partners as of December 31, 1996 are $2,738,103. No distributions have ever been made to the General Partners.

5.    Loss on Write-Down of Properties

Prior to 1992, the Partnership recorded write-downs to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate General Partner.

The cumulative amount of these write-downs were as follows as of December 31, 1996 and 1995:

      Mayfair Village Nursing Care Center               $1,441,848
      Mayfair Retirement Center                            440,602
                                                        $1,882,450

------------------------------------------------------------------------
The net book value of the assets at December 31, 1996 were as follows:
------------------------------------------------------------------------


      Mayfair Village Nursing Care Center               $1,359,686
      Mayfair Retirement Center                          2,080,575
                                                        $3,440,261

6. Southmark Litigation

In November 1990, the Partnership filed claims against Southmark in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). In August 1991, the Partnership was served notice that Southmark filed suit against the Partnership, the Corporate General Partner and partnerships controlled by affiliates of the Corporate General Partner. In this suit, Southmark was seeking $4,928,329, alleging a fraudulent, preferential or post-petition transfer. On October 15, 1991, the Partnership filed its response, including counterclaims against Southmark, for alleged fraud and misrepresentation and asserting that in fact Southmark owed amounts to the Partnership as represented by proof of claims filed against Southmark's bankrupt estate.

The Partnership and Southmark reached a settlement which was filed with the Bankruptcy Court in January 1994 regarding the claims filed by the Partnership against Southmark and Southmark's suit against the Partnership. Under this settlement agreement, Southmark released all claims against the Partnership.

7.  Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and Medicare under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Medicaid and Medicare programs accounted for approximately 58%, 56% and 57% of operating revenue during 1996, 1995, and 1994, respectively.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas.

Accounts receivable, recorded at net realizable value, relate principally to amounts due from both the Ohio Medicaid program and Medicare are as follows:

                                                  1996         1995

Ohio Medicaid Program                            $125,506     $223,504
Medicare                                          274,708      194,759

Amounts due from the Ohio Medicaid program are paid on an interim and final basis generally within 30 to 60 days from date of billing.
Amounts due from the Medicare program are generally received within 30 to 60 days on an interim basis with final settlement occurring annually.

8.  Concentrations of Credit Risk

At December 31, 1996, the Partnership had cash on deposit at three banks which exceeded the Federal Deposit Insurance Corporation limit in the aggregate by $435,289.

------------------------------------------------------------------------

------------------------------------------------------------------------


                                  SCHEDULE

------------------------------------------------------------------------
      Consolidated Resources Health Care Fund II and Subsidiaries
------------------------------------------------------------------------
                         (limited partnerships)

            Schedule II - Valuation and Qualifying Accounts
              Years Ended December 31, 1996, 1995 and 1994


                Balance at       Additions                      Balance at
               beginning of     charged to    Deductions (1)    end of year
                   year         costs and
                                 expenses

1996
Allowance for
doubtful accounts $73,218      $          -      $(19,664)         $53,554


1995
Allowance for
doubtful accounts $43,636          $29,582     $          -        $73,218


1994
Allowance for
doubtful accounts $39,850         $  3,786     $          -        $43,636




(1)    Represents direct write-offs of receivables.

------------------------------------------------------------------------

------------------------------------------------------------------------
ITEM 9.     CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                PART III

ITEM 10.    DIRECTIONS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 1996, the General Partners of the Partnership were WelCare Consolidated Resources Corporation of America, Inc. ("WCRCA"), Consolidated
Associates II and WelCare Service Corporation-II ("WSC-II") as Managing General Partner of the Partnership. The executive officers and director of WSC-II and WCRCA, who control the affairs of the Partnership, are as follows:


Name and Position    Age    Other Principal Occupations and Other
                            Directionships During the Past 5 Years

J. Stephen Eaton      46    J. Stephen Eaton is also Chairman of the Board and
President, Chief            the founder of Centennial HealthCare Corporation
Executive Officer           and has served as its President and Chief Executive
and Sole Director           Officer since its inception in February 1989.  Mr.
                            Eaton has been involved in the long-term care industry since 1982. Mr. Eaton also serves as a director of Saint Joseph's Mercy Care
                            Corporation, a non-profit corporation based in Atlanta, Georgia which provides mobile health services to the homeless and other underserved populations, and of Saint
                            Joseph's Health System, a major tertiary care hospital and health system in Atlanta, Georgia.

Alan C. Dahl          36    Alan C. Dahl has served as Executive Vice
Vice President              President, Chief Financial Officer, and
Chief Financial             Director of Centennial HealthCare Corporation
Officer                     since January 1996.  From February 1991 to December
and Treasurer               1995, he served as senior vice president.  Mr. Dahl
                            has been involved in healthcare finance for the past eleven years. Mr. Dahl was previously senior vice president of Southmark
                            Public Syndications, Inc., a subsidiary of Southmark Corporation. Mr. Dahl, a certified public accountant, also worked in the tax department at Arthur Young & Company.

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

(C) Change in control.

    On January 30, 1997, all of the stock of the Corporate General Partner and Managing General Partner of the Partnership was sold to Consolidated Partners Corporation, which is wholly-owned by the president of Centennial who is also a general partner of Consolidated Associates II.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1996:

   Oversight management and management fees               $55,712
   Administration of partnership activities (1)           $44,364

(1) For reimbursement of expenses incurred by affiliates of the Corporate General Partner in performing administrative services including investor relations and accounting. See Note 2 to the accompanying consolidated financial statements appearing in Item 8.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Form 10-K:

   (1) Consolidated Financial Statements included in Part II, Item 8:

      Report of Independent Certified Public Accountants

      Balance Sheets - as of December 31, 1996 and 1995

      Statements  of Income - for the Years  Ended  December  31,  1996,
          1995 and 1994

      Statements  of  Partners'  Equity  (Deficit) - for the Years Ended
          December 31, 1996, 1995 and 1994

      Statements of Cash Flows - for the Years Ended  December 31, 1996,
          1995 and 1994

      Summary of Significant Accounting Policies

      Notes to Consolidated Financial Statements

   (2) The following financial statement schedule is included in
       Part II, Item 8:

      Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or notes thereto.

   (3) Exhibits:

The following exhibits are incorporated by reference and are an integral part of this Form 10-K.


     Exhibit Number             Document Description            Page
                                                               Number

         3.1          Agreement of Limited Partnership of        N/A
                      Consolidated Resources Health Care
                      Fund II incorporated by reference to
                      Exhibit A to the Registration
                      Statement on Form S-1, as amended,
                      Page A-1, File No. 2-87636, (now File
                      No. 0-13415).

         3.2          Amendment to Agreement of Limited          N/A
                      Partnership of Consolidated Resources
                      Health Care Fund II incorporated by
                      reference to Proxy Statement filed on
                      November 19, 1991, File No. 0-13415.

         21           Subsidiaries                               E

         27           Financial Data Schedules                   E

                      E - Submitted electronically as a separate document
                          herewith the Registrant's Form 10-K405


(b) Reports on Form 8-K:

    1.  None

------------------------------------------------------------------------
                               SIGNATURES
------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONSOLIDATED RESOURCES HEALTH CARE
                                     FUND II
                                                 (Registrant)

                                     By:   WELCARE SERVICE CORPORATION-II
                                           Managing General Partner

Date:     APRIL 15, 1997              By:     /s/ J. STEPHEN EATON
         --------------                      --------------------
                                               J. Stephen Eaton,
                                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


 Date:   APRIL 15, 1997              By:     /s/ J. STEPHEN EATON
         --------------                      --------------------
                                              J. Stephen Eaton,
                                              Sole Director and Principal
                                              Executive Officer of the
                                              Managing General Partner


 Date:   APRIL 15, 1997              By:     /s/ ALAN C. DAHL
         --------------                      --------------------
                                              Alan C. Dahl
                                              Chief Financial Officer
                                              of the Managing
                                              General Partner