Form 10-Q
period 1997-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1997-05-29
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) oF THE
                                      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       March 31, 1997
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_______ to ______
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

                         PART I. FINANCIAL INFORMATION
                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                March 31,    December 31,
                                                  1997          1996


ASSETS
Current assets:
  Cash and cash equivalents                  $    867,886  $  1,339,758
  Accounts receivable, net of
    allowance for doubtful accounts
    of $53,554                                    399,759       343,421
  Prepaid expenses and other                       27,076        40,184
    Total current assets                        1,294,721     1,723,363

Property and equipment
  Land                                            178,609       178,609
  Buildings and improvements                    6,531,661     6,333,497
  Equipment and furnishings                       695,802       666,806
                                                7,406,072     7,178,912
  Accumulated depreciation
     and amortization                          (3,839,799)   (3,738,651)
    Net property and equipment                  3,566,273     3,440,261

Other
  Restricted escrows and other deposits           312,393       315,012
  Deferred loan costs, net of
    accumulated amortization
    of $11,739 and $11,480                         20,571        20,831
     Total other assets                           332,964       335,843

                                             $  5,193,958  $  5,499,467


LIABILITIES AND PARTNERS' EQUITY(DEFICIT)
Current liabilities:
  Current maturities of long-term debt       $     74,514  $     67,222
  Accounts payable                                191,849       197,950
  Accrued expenses                                274,527       373,500
  Accrued management fees                         317,747       254,518
  Other liabilities                               138,972       179,130
    Total current liabilities                     997,609     1,072,320

Long-term obligations,
  less current maturities                       4,188,592     4,205,585
    Total liabilities                           5,186,201     5,277,905

Partners' equity (deficit ):
    Limited partners                              199,014       412,271
    General partners                             (191,257)     (190,709)
     Total partners' deficit                        7,757       221,562

                                             $  5,193,958  $  5,499,467


          See accompanying notes to consolidated financial statements.


                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                           Three months ended
                                               March 31,
                                            1997        1996


Revenue:
  Operating revenues                    $1,728,212  $1,625,357
  Interest income                            9,604       3,806
    Total revenue                        1,737,816   1,629,163

Expenses:
  Operating expenses                     1,557,297   1,440,033
  Depreciation & amortization               98,211      94,372
  Interest                                  80,146      81,159
  Partnership adminstration
     costs                                  15,867       7,796
    Total expenses                       1,751,521   1,623,360

Operating Income (Loss)                    (13,705)      5,803


Net income (loss)                       $  (13,705) $    5,803

Operating income (loss) per L.P. unit        (0.88)       0.37

Net income (loss) per L.P. unit         $    (0.88) $     0.37

L.P. units outstanding                      15,000      15,000




          See accompanying notes to consolidated financial statements.




                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Three months ended March

                                                    1997         1996


Operating Activities:
  Cash received from residents and
  government agencies                          $ 1,671,874  $ 1,624,253
  Cash paid to suppliers and employees          (1,606,125)  (1,532,588)
  Interest received                                  9,604        3,806
  Interest paid                                    (80,146)     (81,159)
  Property taxes paid                              (30,119)           -
  Cash provided by (used in)
    operating activities                           (34,912)      14,312

Investing Activities:
  Additions to property and equipment             (227,160)     (18,453)

Financing Activities:
  Principal payments on long-term debt              (9,701)     (12,316)
  Distributions                                   (200,100)    (150,000)
  Cash used in financing activities               (209,801)    (162,316)

Net (decrease) in cash
     and cash equivalents                         (471,873)    (166,457)

Cash and cash equivalents, beginning of period   1,339,758    1,115,300

Cash and cash equivalents, end of period       $   867,886  $   948,843





          See accompanying notes to consolidated financial statements.


                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Three months ended March
                                                     1997         1996


Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
  Net income (loss)                            $   (13,705) $     5,803
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
        Depreciation and amortization               98,211       94,372
        Gain on settlement of advances                   -            -
          Changes in assets and liabilities:
          Accounts receivable                      (56,338)      (1,104)
          Restricted excrows                         2,619      (43,689)
          Other current assets                      13,108      (55,403)
          Accounts payable and
              accrued liabilities                  (78,807)      14,333

  Cash provided by (used in) operating
     activities                                $   (34,912) $    14,312



          See accompanying notes to consolidated financial statements.



                        CONSOLIDATED RESOURCES HEALTH CARE FUND II
                       CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)


                                                                  Total
                                                                  Partners'
                                    Limited         General       Deficit


Balance, at December 31, 1995   $    294,707  $   (201,857) $     92,850

Net income                             5,570           232         5,803

Distribution                        (150,000)            -      (150,000)

Balance, at March 31, 1996      $    150,277  $   (201,625) $    (51,347)


Balance, at December 31, 1996   $    412,271  $   (190,709) $    221,562

Net loss                             (13,157)         (548)      (13,705)

Distribution                        (200,100)            -      (200,100)

Balance, at March 31, 1997      $    199,014  $   (191,257) $      7,757









See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II (the
"Managing General Partner"), at 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                             Three Months Ended
                                                                   March 31,
                                                               1997        1996
Charged to costs and expenses:
  Property management and oversight
     management fees..................................        $6,795     $32,028
  Financial accounting, data processing,
     tax reporting, legal and compliance,
     investor relations and supervision
     of outside services..............................        $15,867     $7,796

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

At March 31, 1997, the Partnership had three general partners (the "General Partners"), Consolidated Associates II, ("CA-II") WelCare Consolidated Resources Corporation of America, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner").


Results of Operations

Revenues:

Operating revenue showed an increase of $102,855 for the quarter ended March 31, 1997, compared to the same period for the prior year. This increase is primarily due to changes in census mix from Medicaid to higher rate private pay and Medicare residents, in the Partnership's nursing which was offset by a decrease in the revenues from the retirement center due to lower occupancy levels as compared to the same period in the prior year.

Expenses:

Operating  expenses  showed an increase of $133,131 for the quarter  ended March
31, 1997, as compared to the same period for the prior year. This increase is primarily due to increased nursing and therapy costs due to increased Medicare census at the Partnership's nursing facility.

Liquidity and Capital Resources:

At March 31, 1997, the Partnership held cash and cash equivalents of $867,886 a decrease of $471,872 from December 31, 1996. This reduction in cash is due primarily to the distribution of $200,100 to the Limited Partners in February 1997. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1997.

As of March 31, 1997, the Partnership was not obligated to perform any major capital expenditures or renovations other than its current project at the retirement center. For the quarter ended March 31, 1997, the Partnership's capital expenditures related primarily to its renovation of the retirement center. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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

The  Partnership  should  produce  sufficient  cash  flow  to meet  its  ongoing
obligations   associated  with  the  two  facilities   currently  owned  by  the
Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third party reimbursements from the operation of the Colorado facilities previously owned by the Partnership. During 1997, the Partnership has not received any demands for payment of any actual or contingent liabilities related to these previously owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners should the need arise.

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

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II

                                       By:   WELCARE SERVICE CORPORATION - II
                                             Managing General Partner



Date: May 20, 1997                       By:  /s/J. Stephen Eaton
------------------                            -------------------
                                                 J. Stephen Eaton,
                                                 President



Date: May 20, 1997                       By:  /s/Alan C. Dahl
------------------                            ---------------
                                                 Alan C. Dahl,
                                                 Vice President and Principal
                                                 Financial Officer