Form 10-Q
period 1997-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1997-08-15
CIK 732247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              June 30,         December 31,
                                                1997               1996
                                         -----------------  ------------------


ASSETS
Current assets:
  Cash and cash equivalents              $      1,011,577   $       1,339,758
  Accounts receivable, net of
    allowance for doubtful accounts
    of $43,226                                    386,273             343,421
  Prepaid expenses and other                       27,102              40,184
                                         -----------------  ------------------
    Total current assets                        1,424,952           1,723,363
                                         -----------------  ------------------

Property and equipment
  Land                                            178,609             178,609
  Buildings and improvements                    6,621,285           6,333,497
  Equipment and furnishings                       751,623             666,806
                                         -----------------  ------------------

                                                7,551,517           7,178,912
                                         -----------------  ------------------
  Accumulated depreciation
     and amortization                          (3,945,730)         (3,738,651)
                                         -----------------  ------------------
    Net property and equipment                  3,605,787           3,440,261
                                         -----------------  ------------------

Other
  Restricted escrows and other deposits           349,320             315,012
  Deferred loan costs, net of
    accumulated amortization
    of $11,998 and $11,480                         20,312              20,831
                                         -----------------  ------------------
     Total other assets                           369,632             335,843
                                         -----------------  ------------------

                                         $      5,400,371   $       5,499,467
                                         =================  ==================


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current maturities of long-term debt   $         74,514   $          67,222
  Accounts payable                                172,718             197,950
  Accrued expenses                                419,800             373,500
  Accrued management fees                         329,340             254,518
  Other liabilities                               168,373             179,130
                                         -----------------  ------------------

    Total current liabilities                   1,164,745           1,072,320
                                         -----------------  ------------------

Long-term obligations,
  less current maturities                       4,169,884           4,205,585
                                         -----------------  ------------------
    Total liabilities                           5,334,629           5,277,905
                                         -----------------  ------------------

Partners' equity (deficit):
    Limited partners                              254,680             412,271
    General partners                             (188,938)           (190,709)
                                         -----------------  ------------------
     Total partners' equity                        65,742             221,562
                                         -----------------  ------------------

                                         $      5,400,371   $       5,499,467
                                         =================  ==================


          See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                         Three Months Ended                  Six Months Ended
                                              June 30,                           June 30,
                                        1997              1996             1997              1996
                                  ----------------  ----------------   --------------  ----------------

Revenue:
  Operating revenues             $     1,925,960   $     1,763,623  $     3,654,172   $     3,388,980
  Interest income                          8,834             5,599           18,438             9,405
                                 ----------------  ----------------   --------------  ----------------
    Total revenue                      1,934,794         1,769,222        3,672,610         3,398,385
                                 ----------------  ----------------   --------------  ----------------

Expenses:
  Operating expenses                   1,677,440         1,595,514        3,234,737         3,043,343
  Depreciation & amortization            106,190           101,891          204,401           196,263
  Interest                                80,131            80,890          160,277           162,049
  Partnership adminstration
     costs                                13,048             7,796           28,915             7,796
                                 ----------------  ----------------   --------------  ----------------
    Total expenses                     1,876,809         1,786,091        3,628,330         3,409,451
                                 ----------------  ----------------   --------------  ----------------



Net income (loss)                $        57,985   $       (16,869) $        44,280   $       (11,066)
                                 ================  ================ ================  ================


Net income (loss) per L.P. unit  $          3.71   $         (1.08) $          2.83   $         (0.71)
                                 ================  ================ ================  ================

L.P. units outstanding                    15,000            15,000           15,000            15,000
                                 ================  ================   ==============  ================



          See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Six months ended June 30,

                                                    1997              1996
                                               ---------------  ----------------


Operating Activities:
  Cash received from residents and
  government agencies                          $    3,611,320   $     3,667,014
  Cash paid to suppliers and employees             (3,166,430)       (3,219,167)
  Interest received                                    18,438             9,406
  Interest paid                                      (160,277)         (169,687)
  Property taxes paid                                 (30,119)                -
                                               ---------------  ----------------
  Cash provided by (used in)
    operating activities                              272,932           287,566
                                               ---------------  ----------------

Investing Activities:
  Additions to property and equipment                (372,605)          (93,207)
                                               ---------------  ----------------

Financing Activities:
  Principal payments on long-term debt                (28,409)          (26,783)
  Distributions                                      (200,100)         (150,000)
                                               ---------------  ----------------
  Cash used in financing activities                  (228,509)         (176,783)
                                               ---------------  ----------------

Net (decrease) in cash
     and cash equivalents                            (328,182)           17,576

Cash and cash equivalents, beginning of period      1,339,758         1,115,300
                                               ---------------    --------------

Cash and cash equivalents, end of period       $    1,011,577   $     1,132,876
                                               ===============  ================





                See accompanying notes to financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  Six months ended June 30,
                                                   1997              1996
                                              ---------------    --------------


Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
  Net income (loss)                         $       44,280   $       (11,066)
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
        Depreciation and amortization              204,401           196,26
        Changes in assets and liabilities:
          Accounts receivable                      (42,852)          278,034
          Restricted escrows                       (34,308)          (17,083)
          Other current assets                      13,082          (116,777)
          Accounts payable and
              accrued liabilities                   88,329           (34,167)
                                            ---------------    --------------

  Cash provided by (used in) operating
     activities                             $      272,932   $       295,204
                                            ===============  ================


                See accompanying notes to financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)


                                                                       Total
                                                                     Partners'
                                      Limited         General         Deficit
                                  --------------  --------------  --------------


Balance, at December 31, 1995     $     294,707   $    (201,857)  $      92,850

Net loss                                (10,624)           (443)        (11,066)

Distribution                           (150,000)              -        (150,000)
                                  --------------  --------------  --------------

Balance, at June 30, 1996         $     134,083   $    (202,300)  $     (68,216)
                                  ==============  ==============  ==============


Balance, at December 31, 1996     $     412,271   $    (190,709)  $     221,562

Net income                               42,509           1,771          44,280

Distribution                           (200,100)              -        (200,100)
                                    ------------    ------------    ------------

Balance, at June 30, 1997         $     254,680   $    (188,938)  $      65,742
                                  ==============  ==============  ==============




              See accompanying notes to the financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

NOTE 3.

A  summary  of  compensation   paid  to  or  accrued  for  the  benefit  of  the
Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:
                                                   Three Months Ended
                                                         March 31,
                                                  1997        1996
Charged to costs and expenses:
  Property management and oversight
     management fees.........................     $36,541    $78,097
  Financial accounting, data processing,
     tax reporting, legal and compliance,
     investor relations and supervision
     of outside services.....................     $28,915    $ 7,796

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

At June 30, 1997, the Partnership had three general partners (the "General Partners"), Consolidated Associates II, ("CA-II") WelCare Consolidated Resources Corporation of America, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner").


Results of Operations

Revenues:

Operating revenue showed an increase of $265,192 for the six months ended June 30, 1997, compared to the same period for the prior year. This increase is primarily due to changes in census mix from Medicaid to higher rate private pay and Medicare residents, in the Partnership's nursing facility which was offset by a decrease in the revenues from the retirement center due to lower occupancy levels as compared to the same period in the prior year.

Expenses:

Operating expenses showed an increase of $191,394 for the six months ended June 30, 1997, as compared to the same period for the prior year. This increase is primarily due to increased nursing and therapy costs due to increased Medicare census at the Partnership's nursing facility. Liquidity and Capital Resources:

At June 30, 1997, the Partnership held cash and cash equivalents of $1,011,577 a decrease of $328,182 from December 31, 1996. This reduction in cash is due primarily to the distribution of $200,100 to the Limited Partners in February 1997. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1997.

As of June 30, 1997, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations. During 1997, the Partnership's retirement center is undergoing renovations to comply with requirements of the State of Ohio's regulations governing rest homes. The Center's existing cash, HUD replacement reserves and cash from operations should be sufficient to cover the cost of these renovations.

On February 15 1997, the Partnership distributed $200,100 to the Limited Partners. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at the facility level.

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

                                    CONSOLIDATED RESOURCES HEALTH CARE FUND II

                              By:   WELCARE SERVICE CORPORATION - II
                                    Managing General Partner



Date: August 14, 1997                         By:  /s/J. Stephen Eaton
                                                   J. Stephen Eaton
                                                   President



Date: August 14, 1997                         By:  /s/Alan C. Dahl
                                                    Alan C. Dahl
                                                    Vice President and Principal
                                                    Financial Officer