Form 10-Q
period 1997-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1997-11-14
CIK 732247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                            September 30,       December 31,
                                                1997               1996
                                         -----------------  ------------------


ASSETS
Current assets:
  Cash and cash equivalents              $      1,323,164   $       1,339,758
  Accounts receivable, net of
    allowance for doubtful accounts
    of $44,686                                    484,509             343,421
  Prepaid expenses and other                       14,138              40,184
                                         -----------------  ------------------
    Total current assets                        1,821,811           1,723,363
                                         -----------------  ------------------

Property and equipment
  Land                                            178,609             178,609
  Buildings and improvements                    6,617,854           6,333,497
  Equipment and furnishings                       782,046             666,806
                                         -----------------  ------------------

                                                7,578,509           7,178,912
                                         -----------------  ------------------
  Accumulated depreciation
     and amortization                          (4,034,081)         (3,738,651)
                                         -----------------  ------------------
    Net property and equipment                  3,544,428           3,440,261
                                         -----------------  ------------------

Other
  Restricted escrows and other deposits           400,839             315,012
  Deferred loan costs, net of
    accumulated amortization
    of $12,258 and $11,480                         20,052              20,831
                                         -----------------  ------------------
     Total other assets                           420,891             335,843
                                         -----------------  ------------------

                                         $      5,787,130   $       5,499,467
                                         =================  ==================


LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
  Current maturities of long-term debt   $         74,516   $          67,222
  Accounts payable                                170,609             197,950
  Accrued expenses                                387,009             373,500
  Accrued management fees                         344,648             254,518
  Other liabilities                               171,166             179,130
                                         -----------------  ------------------

    Total current liabilities                   1,147,948           1,072,320
                                         -----------------  ------------------

Long-term obligations,
  less current maturities                       4,151,258           4,205,585
                                         -----------------  ------------------
    Total liabilities                           5,299,206           5,277,905
                                         -----------------  ------------------

Partners' equity (deficit):
    Limited partners                              659,975             412,271
    General partners                             (172,051)           (190,709)
                                         -----------------  ------------------
     Total partners' equity                       487,924             221,562
                                         -----------------  ------------------

                                         $      5,787,130   $       5,499,467
                                         =================  ==================


          See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                         Three Months Ended                 Nine Months Ended
                                             September 30,                      September 30,
                                        1997              1996             1997              1996
                                  ----------------  ----------------   --------------  ----------------

Revenue:
  Operating revenues             $     2,347,175   $     1,686,383  $     6,001,347   $     5,075,363
  Interest income                          8,145             3,871           26,583            13,276
                                 ----------------  ----------------   --------------  ----------------
    Total revenue                      2,355,320         1,690,254        6,027,930         5,088,639
                                 ----------------  ----------------   --------------  ----------------

Expenses:
  Operating expenses                   1,684,276         1,586,806        4,919,013         4,630,149
  Depreciation & amortization            120,960           103,623          325,361           299,886
  Interest                                79,557            70,258          239,834           232,307
  Partnership adminstration
     costs                                48,345                 -           77,260             7,796
                                 ----------------  ----------------   --------------  ----------------
    Total expenses                     1,933,138         1,760,687        5,561,468         5,170,138
                                 ----------------  ----------------   --------------  ----------------



Net income (loss)                $       422,182   $       (70,433) $       466,462   $       (81,499)
                                 ================  ================ ================  ================


Net income (loss) per L.P. unit  $         27.02   $         (4.51) $         29.85   $         (5.22)
                                 ================  ================ ================  ================

L.P. units outstanding                    15,000            15,000           15,000            15,000
                                 ================  ================   ==============  ================



          See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                 Nine months ended September 30,

                                                    1997              1996
                                               ---------------  ----------------


Operating Activities:
  Cash received from residents and
  government agencies                          $    5,860,259   $     5,431,560
  Cash paid to suppliers and employees             (4,954,405)       (4,893,616)
  Interest received                                    26,583            13,276
  Interest paid                                      (239,834)         (232,307)
  Property taxes paid                                 (62,465)          (60,026)
                                               ---------------  ----------------
  Cash provided by
    operating activities                              630,138           258,887
                                               ---------------  ----------------

Investing Activities:
  Additions to property and equipment                (399,597)         (134,155)
                                               ---------------  ----------------

Financing Activities:
  Principal payments on long-term debt                (47,033)          (53,628)
  Distributions                                      (200,100)         (150,000)
                                               ---------------  ----------------
  Cash used in financing activities                  (247,133)         (203,628)
                                               ---------------  ----------------

Net (decrease) in cash
     and cash equivalents                             (16,592)          (78,896)

Cash and cash equivalents, beginning of period      1,339,758         1,115,300
                                               ---------------    --------------

Cash and cash equivalents, end of period       $    1,323,166   $     1,036,404
                                               ===============  ================





                See accompanying notes to financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                 Nine months ended September 30,
                                                   1997              1996
                                              ---------------    --------------


Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
  Net income (loss)                         $      466,462   $       (81,499)
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
        Depreciation and amortization              325,361           299,886
        Changes in assets and liabilities:
          Accounts receivable                     (141,088)          356,197
          Restricted escrows                       (85,827)          (22,343)
          Other current assets                      26,046          (104,480)
          Accounts payable and
              accrued liabilities                   39,184          (188,874)
                                            ---------------    --------------

  Cash provided by operating
     activities                             $      630,138   $       258,887
                                            ===============  ================


                See accompanying notes to financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)


                                                                       Total
                                                                     Partners'
                                      Limited         General         Deficit
                                  --------------  --------------  --------------


Balance, at December 31, 1995     $     294,707   $    (201,857)  $      92,850

Net loss                                (78,239)         (3,260)        (81,499)

Distribution                           (150,000)              -        (150,000)
                                  --------------  --------------  --------------

Balance, at September 30, 1996    $      66,467   $    (205,117)  $    (138,649)
                                  ==============  ==============  ==============


Balance, at December 31, 1996     $     412,271   $    (190,709)  $     221,562

Net income                              447,804          18,658         466,462

Distribution                           (200,100)              -        (200,100)
                                    ------------    ------------    ------------

Balance, at September 30, 1997    $     659,975   $    (172,051)  $     487,924
                                  ==============  ==============  ==============




              See accompanying notes to the financial statements.

CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

NOTE 1.

     The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the year ending December 31, 1997.
NOTE 2.

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

NOTE 3.

     A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                Nine Months Ended
                                                  September 30,

                                                1997        1996
Charged to costs and expenses:
  Property management and oversight
     management fees....................        $6,795     $88,290
  Financial accounting, data processing,
     tax reporting, legal and compliance,
     investor relations and supervision
     of outside services.................      $15,867      $7,796



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Partnership's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, changes in healthcare reimbursement systems and rates, the availability of prospective purchasers for its facilities, and other factors affecting the Partnership's business that may be beyond its control.

     At September 30, 1997, the Partnership had three general partners (the "General Partners"), Consolidated Associates II, a Georgia general partnership, WelCare Consolidated Resources Corporation of America, serving as the Corporate General Partner ("WCRCA" or the "Corporate General Partner"), and WelCare Service Corporation-II, a Georgia corporation as Managing General Partner ("WSC-II" or the "Managing General Partner").
     At December 31, 1996 and September 30, 1997, the Partnership owned and operated two health care facilities, a nursing home and retirement center, both located in Columbus, Ohio.

Results of Operations

Revenues:

     Operating revenue showed an increase of $660,792 for the quarter ended September 30, 1997, compared to the same period for the prior year. Of this increase, approximately $362,000 was attributable to favorable Medicare cost report settlements related to the year ended December 31, 1995 not previously recognized by the Partnership's nursing facility. The remaining increase was primarily due to favorable changes in census mix at the Partnership's nursing facility as compared to the same period in the prior year, which offset in part a decline in revenues at the Partnership's retirement center resulting from lower occupancy levels.
Expenses:

     Operating expenses showed an increase of $97,470 for the quarter ended September 30, 1997, as compared to the same period for the prior year. This increase is primarily due to increased nursing and therapy costs due to increased Medicare census at the Partnership's nursing facility.

Liquidity and Capital Resources:

     At September 30, 1997, the Partnership held cash and cash equivalents of $1,323,164 a decrease of $16,594 from December 31, 1996. The cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

     The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1997.

     As of September 30, 1997, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.
     On February 15 1997, the Partnership distributed $200,100 to the Limited Partners. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at the facility level.
     Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. Based on information currently available, Management does not believe proposed legislation will have an adverse effect on the Partnership's operations. However, as health care reform is ongoing, the long-term effects of such changes cannot be accurately predicted at the present time.

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

(a)             Exhibits

                27.1   Financial Data Schedule (for SEC use only)

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

                              By:   WELCARE SERVICE CORPORATION - II
                                    Managing General Partner



Date: November 14, 1997                       By:  /s/J. Stephen Eaton
                                                   J. Stephen Eaton
                                                   President



Date: November 14, 1997                       By:  /s/Alan C. Dahl
                                                   Alan C. Dahl
                                                   Vice President and Principal
                                                   Financial Officer







                                  EXHIBIT INDEX


Exhibit Number  Description

       27.1        Financial Data Schedule (for SEC use only)