Form 10-K405
period 1997-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1998-03-31
CIK 732247

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-K

For annual and transitions reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended         December 31, 1997
                                          ----------------------
                                OR
(   )      TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from to
                  Commission file number 0-13415

             CONSOLIDATED RESOURCES HEALTH CARE FUND II
---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

             Georgia                          58-1542125
---------------------------------------------------------------------
   (State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)         identification No.)

  400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346
---------------------------------------------------------------------
         (Address of principal executive offices)(Zip Code)

Registrant's   telephone   number,           770-698-9040
including area code


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

Documents Incorporated by Reference:  See Page 24

                  SEE INDEX TO EXHIBITS ON PAGE 24
                        PAGE ONE OF 26 PAGES.

PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 1997, the Partnership had three general partners (the "General Partners"), Consolidated Associates II, ("CA-II") WelCare Consolidated Resources Corporation of America, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner"). On January 30, 1997, all of the stock of the Corporate General Partner and the Managing General Partner was sold to Consolidated Partners Corporation, which is wholly-owned by a general partner of CA-II.

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

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related real properties for the benefit of its Limited Partners. At December 31, 1997 and 1996, the Partnership owned and operated two health care facilities, a nursing home and a retirement center, both located in Columbus, Ohio.

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

As of December 31, 1997, the Partnership employed approximately 162 persons, including administrative, nursing, dietary, social services and maintenance personnel.

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

The nursing home is certified to receive benefits under joint federal and state funded programs administered by the State of Ohio to provide medical assistance to the indigent, known generally as the "Medicaid" program. Benefits under the Federal Health Insurance for the Aged Act ("Medicare") are for skilled care only in those facilities which are certified for the program. The nursing home is certified under the Medicare program.

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

The following table sets forth information regarding the average daily census and sources of patient and resident revenues at the Partnership's facilities:

                                                    Revenues for
                        Average Daily Census for     Year Ended
                               Year Ended           December 31,
                            December 31, 1997         1997 (1)
                       --------------------------  --------------

Medicaid                          42      26%            27%
Private Pay                       26      16%            19%
VA,  Medicare and                 20      12%            35%
Other
Retirement                        75      46%            19%
Center (1)



Overall                 86%
Occupancy Rate

(1) Retirement Center census is 100% private pay.

Because of a changing census mix (i.e. private pay vs. government reimbursed patients), the occupancy required for a nursing facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can significantly reduce the break-even point due to a higher reimbursement rate.

The retirement center is much like an apartment complex with additional services provided to attract the elderly including limited transportation, housekeeping and food services. The Partnership's retirement center has a net cash flow break-even occupancy ranging from 75% to 80%. During 1997, the facility exceeded its break-even occupancy level.


ITEM 2.  PROPERTIES

The following table sets forth the investment portfolio of the Partnership at December 31, 1997. The buildings of the projects and the land on which they are located are beneficially owned by the Partnership in fee, subject in each case to a first deed of trust as set forth more fully in Item 8, Note 3.

                   Properties (dollars in 000's)
                ------------------------------
                                         Net   Occupancy
                 Secured   Acquisition  Book   Rate      Date
   Property                             Value  in 1997 Acquired
                  Debt        Cost

Mayfair
Village
  Nursing  Care
Center
  Columbus, OH   $1,563     $4,774     $1,280(1) 88%   February
  100 Licensed                                         1985
  Nursing  Home
Beds

Mayfair
Retirement
  Center
  Columbus, OH    2,637      4,824      2,297(1) 82%   February
                  -----      -----      -----
  91 Units                                             1985

                 $4,200     $9,598     $3,577
                 ======     ======     ======

(1) A provision was made prior to 1991 to write down each facility to their estimated net realizable value or estimated fair value at the time of the write-down as determined by the Corporate General Partner (See Item 8, Note
     5). These values reflect this write-down.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 1997, the Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business,

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP
         AND SECURITY HOLDER MATTERS

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B)   Title of Class                Number of Record Unit Holders

      Limited Partner Units         1,602 as of March 23, 1998

(C) There was a distribution of $200,100 paid to the Limited Partners in 1997. Cumulative distributions paid to the Limited Partners as of December 31, 1997, were $2,938,203. Future distributions are dependent on the Partnership's ability to meet its ongoing obligations. There have been no distributions to the General Partners. See Liquidity and Capital Resources section of Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, for discussion of distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with Item 7,
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Partnership and notes thereto appearing in Item 8.

Statements of          Years Ended December 31, (dollars in 000's,
                                except per unit figures)
                     ------------------------------------------------
Operations             1997     1996     1995       1994       1993
----------             ----     ----     ----       ----       ----

Operating revenue    $8,304   $7,189   $6,623     $6,091     $5,481
Income before
  extraordinary gain    664      279      175        185        312
Net income              664      279    5,827        185        312
Income before
extraordinary
  gain per weighted   42.50    17.84    11.21      11.85      19.96
average
  Limited
Partnership Unit
Net  income per
weighted
  average Limited     42.50    17.84   372.93      11.85      19.96
Partnership
  Unit

Distribution paid
per weighted
  average Limited     13.34    10.00    10.00           -         -
                      -----    -----    -----  ----------  --------
Partnership
  Unit

                           At December 31, (dollars in 000's)
                     ------------------------------------------------
Balance Sheets         1997     1996     1995       1994       1993
--------------         ----     ----     ----       ----       ----

Property and         $3,577   $3,440   $3,564     $3,825     $4,075
equipment, net
Total assets          6,014    5,499    5,592      5,980      6,030
Long-term debt
obligations, less     4,124    4,206    4,261      4,326      4,384
  current maturities
Partners' equity        686      222       93     (5,584)    (5,769)
(deficit)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Revenue:

1997 compared to 1996

Operating revenues increased $1,115,026 in 1997 as compared to 1996. The increase was due primarily to the recognition of approximately $550,000 in additional Medicare revenues generated by Routine Cost Limit exception settlements related to 1995 and 1996 cost report years for the Partnership's nursing facility. The remaining balance of the revenue increase was attributable to favorable increases in Medicare and Medicare rates at the nursing facility, along with an increase in rates at the retirement facility following the completion of a renovation project initiated in 1996.

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

Expenses:

1997 compared to 1996

Operating expenses increased $732,702 in 1997 as compared to 1996. The increase was due primarily to a shift to higher acuity patients which require higher cost ancillary services at the Partnership's nursing facility.

1996 compared to 1995

Operating expenses increased $367,510 in 1996 as compared to 1995. The increase is due primarily to inflationary increases at both facilities, higher costs associated with higher acuity patients and increased utilization of therapy services at the Partnership's nursing facility.

Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of $1,147,310 decrease of $192,448 from the amount held at December 31, 1996. The cash balance will be necessary to meet the Partnership's current obligations and to fund capital improvements. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by the U.S. Department of Housing and Urban Development
(HUD) through the computation of surplus cash. At December 31, 1997, the balance of HUD reserved cash at the facilities was $377,159.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1998. Capital expenditures increased from $265,094 in 1996 to $595,224 in 1997 due in part to the Partnership's renovation of the retirement center.

As of December 31, 1997, the Partnership was not obligated to perform any major capital expenditures. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

Due to efforts of the Managing General Partner, the Partnership distributed $150,000 to the Limited Partners on February 10, 1995. On February 15, 1996, the Partnership distributed $150,000 to the Limited Partners. On February 15, 1997, the Partnership distributed $200,100 to the Limited Partners. On February 15, 1998, the Partnership distributed $300,000 to the Limited Partners. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at both the nursing facility and retirement center level.

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

The Partnership should produce sufficient cash flow to meet its ongoing operations obligations associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third party reimbursements from the operation of the Colorado facilities previously owned by the Partnership. During 1997, the Partnership did not receive any demands for payment of any actual or contingent liabilities related to these previously owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners, should the need arise.

Impact of the Year 2000 Issue

The "Year 2000 Issue" resulted from the use of two digits rather than four digits to define the applicable year in certain computer programs. With the coming millennium, any of the Partnership's computer programs that have two digit date-sensitive software may interpret a date of "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations, causing disruptions of the operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management is in the process of evaluating the effect of the Year 2000 Issue on the Partnership. Based on preliminary findings, the total cost of addressing the Year 2000 Issue is not expected to have a material effect on the Partnership's business, financial condition or results of operations. However, management is in the process of completing its assessment of the potential impact of the Year 2000 Issue on the Partnership and the potential exposure of the Partnership to related problems on its customers and suppliers. There can be no assurance that such exposures on the costs of remediating any problems associated therewith will not materially affect the Partnership's future business, financial condition, or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index                                                      Page
Number

Report of Independent Certified Public Accountants            8

Consolidated Financial Statements

   Consolidated Balance Sheets-December 31, 1997 and 1996  9-10

   Consolidated Statements of Income
   - Years ended December 31,  1997, 1996 and 1995           11

   Consolidated Statements of Partners' Equity (Deficit)
    - Years ended December 31,  1997, 1996 and 1995          12

   Consolidated Statements of Cash Flows
   - Years ended December 31,  1997, 1996 and 1995           13

   Summary of Significant Accounting Policies             14-16

   Notes to Consolidated Financial Statements             17-19


The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 of the Registrant are submitted herewith in response to Item 14 (a)(2):

  Schedule II - Valuation and Qualifying Accounts            21

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

We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of income, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the accompanying Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Consolidated   Resources   Health  Care  Fund  II  and   Subsidiaries   (limited
partnerships) at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                BDO Seidman, LLP



Atlanta, Georgia
March 26, 1998

    Consolidated Resources Health Care Fund II and Subsidiaries
                      (limited partnerships)

                    Consolidated Balance Sheets



                                                      December 31,
                                               ------------------------
                                                   1997         1996
                                               -----------  -----------

Assets

Current
  Cash and cash equivalents (Note 7)            $1,147,310   $1,339,758
  Accounts  receivable,  net of allowance  for
doubtful accounts                                  321,537      343,421
   of $19,035 and $53,554, respectively (Note 6)
  Third-party   payor  settlement   receivable     472,017       25,624
(Note 6)
  Prepaid expenses and other                        18,964       14,560
                                               -----------  -----------

Total current assets                             1,959,828    1,723,363
                                               -----------  -----------

Property and equipment (Notes 3 and 5)
  Land                                             178,609      178,609
  Buildings and improvements                     6,733,131    6,333,497
  Equipment and furnishings                        808,245      666,806
                                               -----------  -----------
                                                 7,719,985    7,178,912
Less accumulated depreciation                   (4,142,935)  (3,738,651)
                                               -----------  -----------

Net property and equipment                       3,577,050    3,440,261
                                               -----------  -----------

Other
  Restricted escrows and other deposits (Note      456,992      315,012
3)
  Deferred  loan  costs,  net  of  accumulated
amortization                                        19,794       20,831
   of $12,516 and $11,480, respectively
                                               -----------  -----------

Total other assets                                 476,786      335,843
                                               -----------  -----------

                                                $6,013,664   $5,499,467
                                               ===========  ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

    Consolidated Resources Health Care Fund II and Subsidiaries
                      (limited partnerships)

                    Consolidated Balance Sheets


                                                      December 31,
                                               ------------------------
                                                   1997         1996
                                               -----------  -----------

Liabilities and Partners' Equity (Deficit)

Current liabilities
  Current   maturities   of   long-term   debt     $75,836      $67,222
obligations (Note 3)
  Accounts payable                                 242,484      197,950
  Accrued expenses                                 375,411      373,500
  Accrued  management fees  substantially  all     440,167      254,518
to affiliates (Note 2)
  Deposit liabilities                               69,931      179,130
                                               -----------  -----------

Total current liabilities                        1,203,829    1,072,320

Long-term debt obligations, less current
  maturities (Note 3)                            4,124,298    4,205,585
                                               -----------  -----------

Total liabilities                                5,328,127    5,277,905
                                               -----------  -----------

Commitments and Contingencies (Notes 6 and 7)

Partners' equity (deficit) (Notes 3 and 4)
  Limited partners                                 849,683      412,271
  General partners                                (164,146)    (190,709)
                                               -----------  -----------

Total partners' equity                             685,537      221,562
                                               -----------  -----------

                                                $6,013,664   $5,499,467
                                               ===========  ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

    Consolidated Resources Health Care Fund II and Subsidiaries
                      (limited partnerships)

                 Consolidated Statements of Income


                                         Years ended December 31,
                                   -------------------------------------
                                      1997         1996         1995
                                   -----------  -----------  -----------

Revenue
  Operating revenue (Note 6)        $8,304,474   $7,189,448   $6,622,923
  Interest income                       32,154       29,115       29,356
                                   -----------  -----------  -----------

Total revenue                        8,336,628    7,218,563    6,652,279
                                   -----------  -----------  -----------

Operating costs and expenses
  Operating expenses                 6,134,554    5,516,102    5,148,592
  Depreciation and amortization        437,665      389,943      375,742
  Interest (Note 3)                    319,009      323,011      327,139
  Management and oversight fees        497,528      414,379      420,899
    (Note 2)
  Real estate taxes                    126,169      122,642      120,759
  Partnership administration
   costs substantially                 157,628      173,744       83,930
   all to affiliates (Note 2)
                                   -----------  -----------  -----------

Total operating costs and expenses   7,672,553    6,939,851    6,477,061
                                   -----------  -----------  -----------

Income before extraordinary gain       664,075      278,712      175,218

Extraordinary gain on
extinguishment of debt                    -            -       5,651,854
  (Note 1)
                                   -----------  -----------  -----------

Net income                            $664,075     $278,712   $5,827,072
                                   ===========  ===========  ===========

Income  per  limited   partnership
  unit before                        $   42.50       $17.84       $11.21
  extraordinary gain
                                   ===========  ===========  ===========

Extraordinary gain on
  extinguishment of debt             $      -       $    -       $361.72
  per limited partnership unit
                                   ===========  ===========  ===========


Net income per limited               $   42.50       $17.84      $372.93
partnership unit
                                   ===========  ===========  ===========

Limited partnership units               15,000       15,000       15,000
outstanding
                                   ===========  ===========  ===========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

    Consolidated Resources Health Care Fund II and Subsidiaries
                      (limited partnerships)

       Consolidated   Statements  of  Partners'  Equity  (Deficit)  Years  Ended
           December 31, 1997, 1996 and 1995


                                                                  Total
                                                                Partners'
                                       Limited      General  Equity (Deficit)
                                     -----------  -----------  -----------

Partners' deficit at January 1,
 1995                               $(5,149,283)   $(434,939)  $(5,584,222)


  Net income                          5,593,990      233,082     5,827,072

  Distributions (Note 4)               (150,000)           -      (150,000)
                                     -----------  -----------  -----------

Partners'  equity  (deficit),
 at December 31, 1995                   294,707     (201,857)       92,850

  Net income                            267,564       11,148       278,712

  Distributions (Note 4)               (150,000)           -      (150,000)
                                     -----------  -----------  -----------

Partners'  equity  (deficit),
 at December 31, 1996                   412,271     (190,709)      221,562

  Net income                            637,512       26,563       664,075

  Distributions (Note 4)               (200,100)          -       (200,100)
                                     -----------  -----------  -----------

Partners'  equity  (deficit),
 at December 31, 1997                  $849,683    $(164,146)     $685,537
                                     ===========  ===========  ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

    Consolidated Resources Health Care Fund II and Subsidiaries
                      (limited partnerships)

               Consolidated Statements of Cash Flows


                                         Years ended December 31,
                                   -------------------------------------
                                      1997         1996         1995
                                   -----------  -----------  -----------

Operating activities
  Net income                          $664,075     $278,712  $5,827,072
  Adjustments to reconcile net
   income to cash provided by
   operating activities:
   Depreciation and amortization       437,665      389,943     375,742
   Loss on disposal of fixed assets     21,807           -            -
   Gain on extinguishment of debt           -            -   (5,651,854)
   Changes in assets and liabilities:
    Accounts receivable, net            21,884      222,544      20,964
    Prepaid expenses and other          (4,404)      29,757      63,912
    Accounts payable                    44,534     (137,290)    (38,546)
    Accrued liabilities and             78,361      (33,389)   (313,670)
     deposit liabilities
    Third-party payor settlement      (446,393)     (25,624)         -
     receivable
                                    ----------  -----------  -----------

Cash provided by operating             817,529      724,653     283,620
activities
                                   -----------  -----------  -----------

Investing activities
  Payments for purchases of           (595,224)    (265,094)    (112,927)
   property and equipment, net
  Net change in restricted            (141,980)     (34,766)     (40,589)
   escrows and other deposits
                                   -----------  -----------  -----------

Cash used in investing activities     (737,204)    (299,860)    (153,516)
                                   -----------  -----------  -----------

Financing activities
  Principal payments on long-term      (72,673)     (50,335)     (61,060)
   debt obligations
  Distributions paid to limited       (200,100)    (150,000)    (150,000)
   partners
                                   -----------  -----------  -----------

Cash used in financing activities     (272,773)    (200,335)    (211,060)

Net increase (decrease) in cash       (192,448)     224,458      (80,956)
 and cash equivalents

Cash and cash equivalents,           1,339,758    1,115,300    1,196,256
 beginning of year
                                   -----------  ------------------------

Cash and cash equivalents, end of   $1,147,310   $1,339,758   $1,115,300
 year
                                   ===========  ===========  ===========

Supplemental Disclosure:
  Cash paid during the year for       $319,009     $323,011     $327,139
   interest
                                   ===========  ===========  ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

    Consolidated Resources Health Care Fund II and Subsidiaries
                      (limited partnerships)

            Summary Of Significant Accounting Policies



Organization

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983 as a limited partnership under the provisions of the Georgia
Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, health care related real properties. Investments in healthcare real property consist of a nursing home and a retirement center in Ohio. During 1997, the average occupancy for the nursing home and retirement center was 88% and 82%, respectively.

The General Partners of the Partnership are WelCare Consolidated Resources Corporation of America, serving as the Corporate General Partner, ("WCRCA" or the "Corporate General Partner"), a Nevada corporation, WelCare Service Corporation-II, serving as Managing General Partner, ("WSC-II" or the "Managing General Partner"), a Georgia corporation, and Consolidated Associates II, ("CA-II"), a Georgia general partnership (collectively the "General Partners"). On January 30, 1997, all of the stock of the Corporate General Partner and the Managing General Partner was sold to Consolidated Partners Corporation, which is wholly-owned by a general partner of CA-II. The General Partners collectively hold a 4% ownership interest in the Partnership. The limited partner hold 15,000 partnership units which comprise 96% ownership in the Partnership.

The financial statements do not reflect assets the partners may have outside their interests in the Partnership, nor any personal obligations including income taxes, of the individual partners.

Consolidation

The consolidated financial statements include the accounts of the Partnership and the accounts of the subsidiary partnerships in which it holds a majority interest. All significant intercompany balances and transactions have been eliminated. The amount of minority interest is immaterial.

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

Deferred Loan Costs

Deferred loan costs are amortized over the terms of the respective loans using the straight-line method which approximates the effective interest method. Amortization of deferred loan costs is included in depreciation and amortization expense.

Operating Revenue

Operating revenue is recorded when services are rendered and includes amounts reimbursable by the Medicaid and Medicare programs. Revenues are recorded at the estimated net realizable amounts from patients, third-party payors, and others for services rendered including estimated retroactive adjustments under reimbursement agreements with Medicare and Medicaid. Retroactive adjustments are accrued in the period related services are rendered and adjusted in future periods as final settlements are determined.

Income Taxes

No provision has been made in the consolidated financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes.

Allocation of Net Income or Net Loss

The Partnership's net profits and net losses (other than net profits or net losses from a sale or refinancing of Partnership property), are allocated 96% to the Limited Partners and 4% to the General Partners. Distributions are computed as described in Note 4.

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

Reclassifications

Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

    Consolidated Resources Health Care Fund II and Subsidiaries
                      (limited partnerships)

            Notes to Consolidated Financial Statements


1.  Transactions With Affiliates and Former Affiliates

Amounts claimed payable to former affiliates (primarily Southmark and the Corporate General Partner), totalled $5,651,854, including accrued interest, at December 31, 1994. In July 1991 Southmark filed suit demanding payment of the alleged advances. In 1991, the Partnership challenged the validity of some of these payables through claims filed against the Southmark bankruptcy estate. In 1994, the suits were settled whereby the Partnership was released of all liabilities to Southmark. In 1995, the Corporate General Partner forgave all remaining amounts owed by the Partnership, resulting in a gain on debt forgiveness of $5,651,854 for the year ended December 31, 1995.

2.  Management Fees and Affiliate Transitions

A related company of the minority interest holder manages the nursing home and retirement center for a fee of 5% of gross operating revenues. Fees totalling $414,401, $358,667 and $331,034 were paid to the management company for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, an affiliate of the Corporate General Partner was paid an oversight management fee of 1% of gross operating revenue totalling $83,127, $55,712 and $89,865 in 1997, 1996 and 1995, respectively.

During 1997, 1996 and 1995, an affiliate of the Corporate General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities in the amount of $72,813, $44,364 and $41,005, respectively. These expenses are included in Partnership administration costs on the accompanying Consolidated Statements of Operations.

Accrued management fees consist of amounts payable to affiliates and former affiliates and an unrelated management company and resulted from management fees incurred prior to 1992. During 1996, these amounts were reduced by amounts due from an affiliate of the Corporate General Partner. In 1997, the amounts due from the affiliate of the Corporate General Partner were recovered.

3. Long-Term Debt Obligations

Long-term debt obligations consisted of:

                                             1997         1996
                                          ----------   ---------

7.5% note  related  to  Mayfair
Village  Nursing  Care  Center,
collateralized   by   a   first
trust  deed on land,  buildings
and  furnishing  and insured by
the U.S.  Department of Housing
and Urban Development;  payable           $1,563,214  $1,595,057
in  monthly   installments   of
principal   and   interest   of
$12,050, due January 1, 2020

7.5% note related to Mayfair Retirement Center, collateralized by a first trust deed on land, buildings and furnishing and insured by
the U.S.  Department of Housing            2,636,920
and Urban Development;  payable                        2,677,750
in  monthly   installments   of
principal   and   interest   of
$20,023, due March 1, 2021
                                          ----------   ---------

                                           4,200,134   4,272,807
Less current maturities                       75,836
                                                          67,222
                                          ----------   ---------

                                          $4,124,298  $4,205,585
                                          ==========   =========

Future maturities of long-term debt obligations at December 31, 1997 are as follows:

                                                             Amount

      1998                                                $   75,836
      1999                                                    81,723
      2000                                                    88,067
      2001                                                    94,904
      2002                                                   102,363
      Thereafter                                           3,757,241
                                                         ------------

                                                          $4,200,134
                                                         ============

Restricted escrows and other deposits include amounts held in trust for payment of property taxes and insurance and for repairs and replacements of the property as approved by HUD. Under covenants contained in the Regulatory agreement with HUD, the subsidiary partnerships are limited as to the amount of distributions they may make to the Partnership to the extent of surplus cash, as defined. The Regulatory Agreement also imposes restrictions regarding cash receipts and disbursements and compliance with the Fair Housing Act.

The fair value of the Partnership's obligations are estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. Carrying values of the Partnerships' financial instruments approximate their fair values at December 31, 1997.

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

The Partnership distributed cash of $200,100, $150,000 and $150,000 to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, respectively. Cumulative distributions paid to the Limited Partners as of December 31, 1997 are $2,938,203. No distributions have been made to the General Partners.

5.    Loss on Write-Down of Properties

Prior to 1992, the Partnership recorded write-downs to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate General Partner.

The balance of these write-downs and the carrying values of the property and equipment were as follows as of December 31, 1997.

                                                Write Down  Carrying
                                                              Value

      Mayfair Village Nursing Care Center       $1,441,848 $1,280,408
      Mayfair Retirement Center                    440,602  2,296,642
                                                $1,882,450 $3,577,050

6.  Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and Medicare under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. At December 31, 1997 and 1996, estimated third-party payor settlement receivables were $472,017 and $25,624, respectively.

Medicaid and Medicare programs accounted for approximately 61%, 58% and 56% of operating revenue during 1997, 1996 and 1995, respectively.

Accounts receivable, recorded at net realizable value, relate principally to amounts due from both the Ohio Medicaid program and Medicare are as follows:

                                             1997         1996
                                         ------------ ------------

Ohio Medicaid Program                     $126,617      $211,901
Medicare                                   133,864       153,113

Amounts due from the Ohio Medicaid program are paid on an interim and final basis generally within 30 to 60 days from date of billing. Amounts due from the Medicare program are generally received within 30 to 90 days on an interim basis with final settlement occurring annually.

7.  Concentrations of Credit Risk

At December 31, 1997, the Partnership had cash on deposit at one bank which exceeded the Federal Deposit Insurance Corporation limit in the aggregate by $796,537.

                               SCHEDULE

    Consolidated Resources Health Care Fund II and Subsidiaries
                      (limited partnerships)

          Schedule II - Valuation and Qualifying Accounts Years Ended December 31, 1997, 1996 and 1995


               Balance at     Additions                 Balance at
              beginning of   charged to   Deductions    end of year
                  year       costs and        (1)
                              expenses

1997
Allowance for
  doubtful      $53,554        $6,671     $(41,190)      $19,035
                =======        ======     =========      =======
accounts

1996
Allowance for
  doubtful      $73,218     $       -     $(19,664)      $53,554
                =======     =========     =========      =======
accounts

1995
Allowance for
  doubtful      $43,636       $29,582     $       -      $73,218
                =======       =======     =========      =======
accounts





(1)Represents direct write-offs of receivables and recoveries of previously written off receivables.

ITEM 9.    CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                             PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 1997, the General Partners of the Partnership were WelCare Consolidated Resources Corporation of America, Inc. ("WCRCA"), Consolidated Associates II and WelCare Service Corporation-II ("WSC-II") as Managing General Partner of the Partnership. The executive officers and director of WSC-II and WCRCA, who control the affairs of the Partnership, are as follows:


   Name and        Age   Other Principal Occupations and Other
    Position             Directorships During the Past 5 Years

J. Stephen Eaton   47    J. Stephen  Eaton is also  Chairman of the
President, Chief         Board  and  the   founder  of   Centennial
Executive                HealthCare  Corporation  and has served as
Officer                  its President and Chief Executive  Officer
and         Sole         since  its  inception  in  February  1989.
Director                 Mr.   Eaton  has  been   involved  in  the
                         long-term care industry since 1982. Mr. Eaton also serves as a director of Saint Joseph's Mercy Care
                         Corporation, a non-profit corporation based in Atlanta, Georgia which provides mobile health services to the homeless and other underserved populations, and of Saint Joseph's Health System, a major tertiary care hospital and health system in Atlanta, Georgia.

Alan C. Dahl       37    Alan C. Dahl has served as Executive  Vice
Vice President           President,  Chief Financial  Officer,  and
Chief  Financial         Director    of    Centennial    HealthCare
Officer                  Corporation   since  January  1996.   From
and Treasurer            February 1991 to December  1995, he served
                         as senior  vice  president.  Mr.  Dahl has
                         been  involved in  healthcare  finance for
                         the  past  eleven  years.   Mr.  Dahl  was
                         previously   senior  vice   president   of
                         Southmark Public Syndications, Inc., a subsidiary of Southmark Corporation. Mr.
                         Dahl, a certified public accountant, also worked in the tax department at Arthur
                         Young & Company.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1997:

   Oversight management and management fees                 $83,127
   Administration of partnership activities (1)             $72,813

(1) For reimbursement of expenses incurred by affiliates of the Corporate General Partner in performing administrative services including investor relations and accounting. See Note 2 to the accompanying consolidated financial statements appearing in Item 8.

                              PART IV

ITEM 14. EXHIBITS,  FINANCIAL STATEMENT  SCHEDULES,  AND REPORTS ON
FORM 8-K

(a) The following financial statements are included in Part II, Item 8:

   (1)Consolidated Financial Statements:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets - as of December 31, 1997 and 1996

     Consolidated Statements of Income - for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Partners' Equity (Deficit) - for the Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - for the Years Ended December 31, 1997, 1996 and 1995

     Summary of Significant Accounting Policies

     Notes to Consolidated Financial Statements

   (2)The following financial statement schedule is included in this Form 10-K Report::

     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

     All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or notes thereto.

    (3)The following exhibits are incorporated by reference and are an integral part of this Form 10-K:

  Exhibit Number
 (as per Exhibit            Document Description            Page
      Table)                                                Number

       3.1         Agreement  of  Limited  Partnership  of
                   Consolidated   Resources   Health  Care    N/A
                   Fund II  incorporated  by  reference to
                   Exhibit    A   to   the    Registration
                   Statement  on  Form  S-1,  as  amended,
                   Page A-1, File No.  2-87636,  (now File
                   No. 0-13415).

       3.2 Amendment to Agreement of Limited Partnership of Consolidated Resources N/A Health Care Fund II incorporated by reference to Proxy Statement filed on November 19, 1991, File No. 0-13415.

        21         Subsidiaries                               E

        27         Financial Data Schedules                   E

                   E - Submitted electronically as a separate document herwith the Registrant's Form 10-K405

(b) Reports on Form 8-K:

    1. None

                            EXHIBIT 21

                           SUBSIDIARIES


Consolidated Resources HealthCare Fund II - Mayfair Village, Ltd.
Consolidated Resources HealthCare Fund II - Mayfair Nursing Care
Center, Ltd.

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

                                CONSOLIDATED RESOURCES HEALTH CARE
                                FUND II
                                            (Registrant)

                                By:   WELCARE SERVICE CORPORATION-II
                                      Managing General Partner

                                By:  /s/ J. STEPHEN EATON
Date:  MARCH 31, 1998                 J. Stephen Eaton,
                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


                                By:  /s/ J. STEPHEN EATON
Date   MARCH 31, 1998                 J. Stephen Eaton,
                                      Sole Director and Principal
                                      Executive Officer of the
                                      Managing General Partner



                                By:  /s/ ALAN C. DAHL
Date   MARCH 31, 1998                 Alan C. Dahl
                                      Chief Financial Officer
                                      of the Managing
                                      General Partner