Form 10-Q
period 1998-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1998-05-20
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       March 31, 1998
                                       OR
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
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                 March 31,     December 31,
                                                    1998           1997
                                                ------------   ------------
ASSETS

Current assets:
  Cash and cash equivalents                     $ 1,554,290    $ 1,147,310
  Accounts receivable, net of
    allowance for doubtful accounts
    of $19,674 and $19,035                          550,931        793,554
  Prepaid expenses and other                         14,858         18,964
                                                ------------   ------------
    Total current assets                          2,120,079      1,959,828
                                                ------------   ------------

Property and equipment
  Land                                              178,609        178,609
  Buildings and improvements                      6,741,397      6,733,131
  Equipment and furnishings                         827,433        808,245
                                                ------------   ------------
                                                  7,747,439      7,719,985
                                                ------------   ------------
  Accumulated depreciation
     and amortization                            (4,257,418)    (4,142,935)
                                                ------------   ------------
    Net property and equipment                    3,486,825      3,577,050
                                                ------------   ------------

Other
  Restricted escrows and other deposits             363,252        456,992
  Deferred loan costs, net of
    accumulated amortization
    of $12,777 and $12,516                           19,535         19,794
                                                ------------   ------------
     Total other assets                             382,787        476,786
                                                ------------   ------------

                                                $ 5,992,887    $ 6,013,664
                                                ============   ============


LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Current maturities of long-term debt          $    81,959    $    75,836
  Accounts payable                                  327,116        242,484
  Accrued expenses                                  409,633        375,411
  Accrued management fees                           394,656        440,167
  Other liabilities                                 201,817         69,931
                                                ------------   ------------
    Total current liabilities                     1,415,181      1,203,829
                                                ------------   ------------

Long-term obligations,
  less current maturities                         4,105,377      4,124,298
                                                ------------   ------------
    Total liabilities                             5,520,558      5,328,127
                                                ------------   ------------

Partners' equity (deficit):
    Limited partners                                633,003        849,683
    General partners                               (160,674)      (164,146)
                                                ------------   ------------
     Total partners' deficit                        472,329        685,537
                                                ------------   ------------

                                                $ 5,992,887    $ 6,013,664
                                                ============   ============


See accompanying notes to consolidated financial statements.

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                  Three months ended March 31,
                                                      1998           1997
                                                   -----------   -----------


Revenue:
  Operating revenues                              $ 2,036,150   $ 1,728,212
  Interest income                                       3,513         9,604
                                                   -----------   -----------
    Total revenue                                   2,039,663     1,737,816
                                                   -----------   -----------

Expenses:
  Operating expenses                                1,734,430     1,557,297
  Depreciation & amortization                         114,743        98,211
  Interest                                             78,840        80,146
  Partnership administration costs                     24,858        15,867
                                                   -----------   -----------
    Total expenses                                  1,952,871     1,751,521
                                                   -----------   -----------

Net income (loss)                                 $    86,792   $   (13,705)
                                                   ===========   ===========

Net income (loss) per L.P. unit                   $      5.55   $     (0.88)
                                                   ===========   ===========

L.P. units outstanding                                 15,000        15,000
                                                   ===========   ===========


See accompanying notes to consolidated financial statements.

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three months ended March 31,

                                                    1998                1997
                                                -----------         -----------


Operating Activities:
  Cash received from residents and
  government agencies                          $ 2,278,773         $ 1,671,874
  Cash paid to suppliers and employees          (1,397,416)         (1,606,125)
  Interest received                                  3,513               9,604
  Interest paid                                    (78,840)            (80,146)
  Property taxes paid                              (58,798)            (30,119)
                                                -----------         -----------
  Cash provided by (used in)
    operating activities                           747,232             (34,912)
                                                -----------         -----------

Investing Activities:
  Additions to property and equipment              (27,454)           (227,160)
                                                -----------         -----------

Financing Activities:
  Principal payments on long-term debt             (12,798)             (9,701)
  Distributions                                   (300,000)           (200,100)
                                                -----------         -----------
  Cash used in financing activities               (312,798)           (209,801)
                                                -----------         -----------

Net (decrease) in cash
     and cash equivalents                          406,980            (471,873)

Cash and cash equivalents, beginning of period   1,147,310           1,339,758
                                                -----------         -----------

Cash and cash equivalents, end of period       $ 1,554,290         $   867,885
                                                ===========         ===========



See accompanying notes to consolidated financial statements.

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three months ended March 31,
                                                    1998                1997
                                                 ----------          ----------


Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
  Net income (loss)                             $   86,792          $  (13,705)
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
        Depreciation and amortization              114,742              98,211
          Changes in assets and liabilities:
          Accounts receivable                      242,623             (56,338)
          Restricted escrows                        93,740               2,619
          Other current assets                       4,106              13,108
          Accounts payable and
              accrued liabilities                  205,229             (78,807)
                                                 ----------          ----------
  Cash provided by operating
     activities                                 $  747,232             (34,912)
                                                 ==========          ==========



See accompanying notes to consolidated financial statements.

                CONSOLIDATED RESOURCES HEALTH CARE FUND II
               CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT
                               (UNAUDITED)


                                                                    Total
                                                                  Partners'
                                          Limited     General      Deficit
                                         ----------  ----------  ----------


Balance, at December 31, 1996            $ 412,271   $(190,709)  $ 221,562

Net loss                                   (13,157)       (548)    (13,705)

Distribution                              (200,100)          -    (200,100)
                                         ----------  ----------  ----------

Balance, at March 31, 1997               $ 199,014   $(191,257)  $   7,757
                                         ==========  ==========  ==========


Balance, at December 31, 1997            $ 849,683   $(164,146)  $ 685,537

Net income                                  83,320       3,472      86,792

Distribution                              (300,000)          -    (300,000)
                                          ---------   ---------   ---------

Balance, at March 31, 1998               $ 633,003   $(160,674)  $ 472,329
                                         ==========  ==========  ==========



See accompanying notes to consolidated financial statements.

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Partnership's financial position and operating results for the interim periods. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II (the
"Managing General Partner"), at 400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                         Three Months Ended
                                                              March 31,
                                                          1998         1997
                                                        -------      -------
Charged to costs and expenses:
  Property management and oversight
   management fees..................................    $20,417       $6,795
  Financial accounting, data processing,
   tax reporting, legal and compliance,
   investor relations and supervision
   of outside services..............................    $18,203      $15,867

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

At March 31, 1998, the Partnership had three general partners (the "General Partners"), Consolidated Associates II, ("CA-II") WelCare Consolidated Resources Corporation of America, serving as the corporate general partner ("WCRCA" or the "Corporate General Partner") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner").


Results of Operations

Revenues:

Operating revenue showed an increase of $307,938 for the quarter ended March 31, 1998, compared to the same period for the prior year. This increase is primarily due to the inclusion of approximately $120,000 in cost report settlements related to prior periods and increased rates for all payor categories at the Partnership's nursing facility. Census at both the nursing and retirement facilities were slightly higher in the current period as compared to the prior year.

Expenses:

Operating  expenses  showed an increase of $177,131 for the quarter  ended March
31, 1998, as compared to the same period for the prior year. This increase is primarily due to increased salary and general costs due to increased census at the Partnership's nursing and retirement facilities.

Liquidity and Capital Resources:

At March 31, 1998, the Partnership held cash and cash equivalents of $1,554,290, an increase of $406,980 from December 31, 1997. This increase in cash is due primarily to the collection of approximately $450,000 in prior year Medicare settlement receivables for the nursing facility during the first quarter of 1998. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1998.

As of March 31, 1998, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

On February 15, 1998, the Partnership distributed $300,000 to the Limited Partners. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at the facility level.


Health Care Reform

The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system for skilled services. The Medicare prospective payment rate, which reimburses for routine service, ancillary and capital costs, will initially be a blended rate based on
(i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted to remove geographic, wage-related, inflationary and case mix differences between facilities. The blended rate will be further adjusted by a facility-specific case mix (acuity) index. The exact amount of these adjustments has not yet been released by the Secretary of the Department of Health and Human Services.

The Partnership believes that, due to the cost structure at its skilled nursing facility in 1995 and its facility's costs as compared to other facilities in its market, the overall reimbursement rate should not be lower than its current rate and could possibly be higher. However, until the rate is ultimately determined under the prospective payment system, the Partnership will not be able to determine the exact nature or long term financial impact of the legislative changes. The Partnership can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Partnership. During the first quarter of 1998, the Partnership derived 17% of its revenues from Medicare at its nursing facility.

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

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II

                       By:  WELCARE SERVICE CORPORATION - II
                              Managing General Partner



Date: May 20, 1998                 By: /s/J. Stephen Eaton
                                       J. Stephen Eaton
                                       President



Date: May 20, 1998                 By: /s/Alan C. Dahl
                                       Alan C. Dahl
                                       Vice President and Principal
                                       Financial Officer