Form 10-K405/A
period 1997-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1998-06-11
CIK 732247

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

For annual and transitions reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended        December 31, 1997
                                          -----------------------
                                      OR
(   )       TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

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

        400 Perimeter Center Terrace, Suite 650, Atlanta, Georgia 30346
--------------------------------------------------------------------------------
              (Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code:      770-698-9040


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

The following table sets forth information regarding the average daily census and sources of patient and resident revenues at the Partnership's facilities:

                                                             Revenues for
                              Average Daily Census for        Year Ended
                                     Year Ended              December 31,
                                  December 31, 1997            1997 (1)
                            ------------------------------  ----------------

Medicaid                                42       26%               27%
Private Pay                             26       16%               19%
VA, Medicare and Other                  20       12%               35%
Retirement Center (1)                   75       46%               19%

Overall Occupancy Rate      86%

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

                         Properties (dollars in 000's)
                      ----------------------------------
                                                Net    Occupancy
                     Secured    Acquisition    Book    Rate in     Date
     Property         Debt         Cost        Value     1997    Acquired

Mayfair Village
  Nursing Care
  Center
  Columbus, OH
  100 Licensed        $1,563      $4,774      $1,280(1)  88%    February, 1985
  Nursing Home
  Beds

Mayfair Retirement
  Center
  Columbus, OH
  91 Units             2,637       4,824       2,297(1)  82%    February, 1985
                      ------      ------      ------


                      $4,200      $9,598      $3,577
                      ======      ======      ======

(1) A provision was made prior to 1991 to write down each facility to their estimated net realizable value or estimated fair value at the time of the write-down as determined by the Corporate General Partner (See Item 8, Note
     5). These values reflect this write-down.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1997, the Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

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

                        Years Ended December 31, (dollars in 000's, except per
                                             unit figures)
Statements of           --------------------------------------------------------
Operations                1997      1996        1995         1994       1993
-------------             ----      ----        ----         ----       ----

Operating revenue       $8,304    $7,189      $6,623       $6,091     $5,481
Income before
  extraordinary gain       664       279         175          185        312
Net income                 664       279       5,827          185        312
Income before
  extraordinary
  gain per weighted      42.50     17.84       11.21        11.85      19.96
  average Limited
  Partnership Unit
Net income per
  weighted average
  Limited Partnership    42.50     17.84      372.93        11.85      19.96
  Unit
Distribution paid per
  weighted average
  Limited Partnership    13.34     10.00       10.00          -          -
  Unit                   -----     -----       -----        -----      -----

                                  At December 31, (dollars in 000's)
                        --------------------------------------------------------
Balance Sheets            1997      1996        1995         1994         1993
--------------            ----      ----        ----         ----         ----

Property and            $3,577    $3,440      $3,564       $3,825       $4,075
  equipment, net
Total assets             6,014     5,499       5,592        5,980        6,030
Long-term debt
  obligations, less      4,124     4,206       4,261        4,326        4,384
  current maturities
Partners' equity           686       222          93       (5,584)      (5,769)
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

Liquidity and Capital Resources

At December 31, 1997, the Partnership held cash and cash equivalents of $257,310, a decrease of $1,082,448 from the amount held at December 31, 1996. The cash balance and the amounts due from related party of $890,000, which is held in accounts controlled by the General Partner of the Partnership, will be necessary to meet the Partnership's current obligations and to fund capital improvements. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by the U.S. Department of Housing and Urban Development (HUD) through the computation of surplus cash. At December 31, 1997, the balance of HUD reserved cash at the facilities was $377,159.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index                                                             Page Number

Report of Independent Certified Public Accountants                       8

Consolidated Financial Statements

   Consolidated Balance Sheets - December 31, 1997 and 1996           9-10

   Consolidated Statements of Income
   - Years ended December 31,  1997, 1996 and 1995                      11

   Consolidated Statements of Partners' Equity (Deficit)
   - Years ended December 31,  1997, 1996 and 1995                      12

   Consolidated Statements of Cash Flows
   - Years ended December 31,  1997, 1996 and 1995                      13

   Summary of Significant Accounting Policies                        14-16

   Notes to Consolidated Financial Statements                        17-19


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



                                       BDO Seidman, LLP



Atlanta, Georgia
March 26, 1998

         Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                         Consolidated Balance Sheets


                                                            December 31,
                                                    ----------------------------
                                                         1997           1996
                                                    -------------  -------------
Assets

Current
  Cash and cash equivalents (Note 7)                  $  257,310     $1,339,758
  Accounts  receivable,  net of allowance for
  doubtful accounts                                      321,537        343,421
   of $19,035 and $53,554, respectively (Note 6)
  Due from related party (Note 2)                        890,000             -
  Third-party payor settlement receivable (Note 6)       472,017         25,624
  Prepaid expenses and other                              18,964         14,560
                                                    -------------  -------------

Total current assets                                   1,959,828      1,723,363
                                                    -------------  -------------

Property and equipment (Notes 3 and 5)
  Land                                                   178,609        178,609
  Buildings and improvements                           6,733,131      6,333,497
  Equipment and furnishings                              808,245        666,806
                                                    -------------  -------------
                                                       7,719,985      7,178,912
Less accumulated depreciation                         (4,142,935)    (3,738,651)
                                                    -------------  -------------

Net property and equipment                             3,577,050      3,440,261
                                                    -------------  -------------

Other
  Restricted escrows and other deposits (Note 3)         456,992        315,012
  Deferred loan costs, net of accumulated amortization
    of $12,516 and $11,480, respectively                  19,794         20,831
                                                    -------------  -------------

Total other assets                                       476,786        335,843
                                                    -------------  -------------

                                                      $6,013,664     $5,499,467
                                                    =============  =============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

         Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                         Consolidated Balance Sheets


                                                            December 31,
                                                    ----------------------------
                                                         1997           1996
                                                    -------------  -------------

Liabilities and Partners' Equity (Deficit)

Current liabilities
  Current maturities of long-term debt obligations     $  75,836      $  67,222
    (Note 3)
  Accounts payable                                       242,484        197,950
  Accrued expenses                                       375,411        373,500
  Accrued management fees substantially all to           440,167        254,518
    affiliates (Note 2)
  Deposit liabilities                                     69,931        179,130
                                                    -------------  -------------

Total current liabilities                              1,203,829      1,072,320

Long-term debt obligations, less current
  maturities (Note 3)                                  4,124,298      4,205,585
                                                    -------------  -------------

Total liabilities                                      5,328,127      5,277,905
                                                    -------------  -------------

Commitments and Contingencies (Notes 6 and 7)

Partners' equity (deficit) (Notes 3 and 4)
  Limited partners                                       849,683        412,271
  General partners                                      (164,146)      (190,709)
                                                    -------------  -------------

Total partners' equity                                   685,537        221,562
                                                    -------------  -------------

                                                      $6,013,664     $5,499,467
                                                    =============  =============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

         Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                      Consolidated Statements of Income


                                              Years ended December 31,
                                    --------------------------------------------
                                         1997           1996           1995
                                    -------------  --------------  -------------

Revenue
  Operating revenue (Note 6)          $8,304,474      $7,189,448     $6,622,923
  Interest income                         32,154          29,115         29,356
                                    -------------  --------------  -------------

Total revenue                          8,336,628       7,218,563      6,652,279
                                    -------------  --------------  -------------
Operating costs and expenses
  Operating expenses                   6,134,554       5,516,102      5,148,592
  Depreciation and amortization          437,665         389,943        375,742
  Interest (Note 3)                      319,009         323,011        327,139
  Management and oversight fees          497,528         414,379        420,899
    (Note 2)
  Real estate taxes                      126,169         122,642        120,759
  Partnership administration costs
    substantially                        157,628         173,774         83,930
    all to affiliates (Note 2)
                                    -------------  --------------  -------------

Total operating costs and expenses     7,672,553       6,939,851      6,477,061
                                    -------------  --------------  -------------

Income before extraordinary gain         664,075         278,712        175,218

Extraordinary gain on extinguishment
  of debt (Note 1)                            -               -       5,651,854
                                    -------------  --------------  -------------

Net income                             $ 664,075        $278,712     $5,827,072
                                    =============  ==============  =============

Income per limited partnership
  unit before extraordinary gain       $   42.50        $  17.84       $  11.21
                                    =============  ==============  =============

Extraordinary gain on extinguishment
  of debt per limited partnership      $      -         $     -        $ 361.72
  unit
                                    =============  ==============  =============

Net income per limited partnership     $   42.50        $  17.84       $ 372.93
  unit
                                    =============  ==============  =============

Limited partnership units                 15,000          15,000         15,000
  outstanding
                                    =============  ==============  =============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

         Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

           Consolidated  Statements of Partners'  Equity  (Deficit)
                 Years Ended December 31, 1997, 1996 and 1995


                                                                 Total Partners'
                                      Limited         General   Equity (Deficit)
                                   -------------  -------------  --------------

Partners' deficit at                $(5,149,283)     $(434,939)    $(5,584,222)
  January 1, 1995

  Net income                          5,593,990        233,082       5,827,072

  Distributions (Note 4)               (150,000)             -        (150,000)
                                   -------------  -------------  --------------

Partners' equity (deficit), at          294,707       (201,857)         92,850
  December 31, 1995

  Net income                            267,564         11,148         278,712

  Distributions (Note 4)               (150,000)             -        (150,000)
                                   -------------  -------------  --------------

Partners' equity (deficit), at          412,271       (190,709)        221,562
  December 31, 1996

  Net income                            637,512         26,563         664,075

  Distributions (Note 4)               (200,100)             -        (200,100)
                                   -------------  -------------  --------------

Partners' equity (deficit), at        $ 849,683      $(164,146)      $ 685,537
  December 31, 1997
                                   =============  =============  ==============


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

         Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                    Consolidated Statements of Cash Flows


                                              Years ended December 31,
                                    --------------------------------------------
                                         1997           1996           1995
                                    -------------  --------------  -------------

Operating activities
  Net income                           $ 664,075        $278,712     $5,827,072
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
    Depreciation and amortization        437,665         389,943        375,742
    Loss on disposal of fixed assets      21,807              -              -
    Gain on extinguishment of debt            -               -      (5,651,854)
    Changes in assets and liabilities:
      Accounts receivable, net            21,884         222,544         20,964
      Prepaid expenses and other          (4,404)         29,757         63,912
      Accounts payable                    44,534        (137,290)       (38,546)
      Accrued liabilities and deposit     78,361         (33,389)      (313,670)
        liabilities
      Third-party payor settlement      (446,393)        (25,624)            -
        receivable
                                    -------------  --------------  -------------

Cash provided by operating activities    817,529         724,653        283,620
                                    -------------  --------------  -------------

Investing activities
  Payments for purchases of property    (595,224)       (265,094)      (112,927)
    and equipment, net
  Net change in restricted escrows      (141,980)        (34,766)       (40,589)
    and other deposits
                                    -------------  --------------  -------------

Cash used in investing activities       (737,204)       (299,860)      (153,516)
                                    -------------  --------------  -------------

Financing activities
  Principal payments on long-term debt   (72,673)        (50,335)       (61,060)
    obligations
  Due from related party                (890,000)             -              -
  Distributions paid to limited         (200,100)       (150,000)      (150,000)
    partners
                                    -------------  --------------  -------------

Cash used in financing activities     (1,162,773)       (200,335)      (211,060)

Net increase (decrease) in cash and   (1,082,448)        224,458        (80,956)
  cash equivalents

Cash and cash equivalents, beginning   1,339,758       1,115,300      1,196,256
  of year
                                    -------------  --------------  -------------

Cash and cash equivalents,            $  257,310      $1,339,758     $1,115,300
  end of year
                                    =============  ==============  =============

Supplemental Disclosure:
  Cash paid during the year for        $ 319,009        $323,011       $327,139
    interest
                                    =============  ==============  =============


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

The General Partners of the Partnership are WelCare Consolidated Resources Corporation of America, serving as the Corporate General Partner, ("WCRCA" or the "Corporate General Partner"), a Nevada corporation, WelCare Service Corporation-II, serving as Managing General Partner, ("WSC-II" or the "Managing General Partner"), a Georgia corporation, and Consolidated Associates II, ("CA-II"), a Georgia general partnership (collectively the "General Partners"). On January 30, 1997, all of the stock of the Corporate General Partner and the Managing General Partner was sold to Consolidated Partners Corporation, which is wholly-owned by a general partner of CA-II. The General Partners collectively hold a 4% ownership interest in the Partnership. The limited partners hold 15,000 partnership units which comprise 96% ownership in the Partnership.

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

Reclassifications

Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation. With respect to amounts presented as of December 31, 1997, $890,000 has been reclassified from cash, as previously presented, to due from related party in order to more appropriately reflect the nature of the transaction described in Note 2.

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

During 1997, 1996 and 1995, the affiliate of the Corporate General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities in the amount of $72,813, $44,364 and $41,005, respectively. These expenses are included in Partnership administration costs on the accompanying Consolidated Statement of Operations.

Accrued management fees consist of amounts payable to affiliates and former affiliates and an unrelated management company and resulted from management fees incurred prior to 1992. During 1996, these amounts were reduced by amounts due from an affiliate of the Corporate General Partner. In 1997, the amounts due from the affiliate of the Corporate General Partner were recovered.

Amounts due from related party at December 31, 1997 include cash held in accounts controlled by the General Partner of the Partnership.

3. Long-Term Debt Obligations

Long-term debt obligations consisted of:

                                                     1997          1996
                                                 ------------   -----------
7.5%   note   related   to   Mayfair
Village    Nursing    Care   Center,
collateralized   by  a  first  trust
deed   on   land,    buildings   and
furnishing  and  insured by the U.S.
Department   of  Housing  and  Urban
Development;   payable   in  monthly              $1,563,214    $1,595,057
installments    of   principal   and
interest of $12,050,  due January 1,
2020

7.5%   note   related   to   Mayfair
Retirement Center, collateralized by
a  first   trust   deed   on   land,
buildings and furnishing and insured
by the U.S.  Department  of  Housing
and  Urban Development;   payable in               2,636,920     2,677,750
monthly  installments  of  principal
and   interest   of   $20,023,   due
March 1, 2021
                                                 ------------   -----------

                                                   4,200,134     4,272,807

Less current maturities                               75,836        67,222
                                                 ------------   -----------

                                                  $4,124,298    $4,205,585
                                                 ============   ===========

Future maturities of long-term debt obligations at December 31, 1997 are as follows:

                                                                      Amount
                                                                  ------------

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

The balance of these write-downs and the carrying values of the property and equipment were as follows as of December 31, 1997.

                                                        Write Down     Carrying
                                                                         Value

      Mayfair Village Nursing Care Center               $1,441,848    $1,280,408
      Mayfair Retirement Center                            440,602     2,296,642
                                                        ----------    ----------
                                                        $1,882,450    $3,577,050

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

Accounts receivable, recorded at net realizable value, relate principally to amounts due from both the Ohio Medicaid program and Medicare are as follows:

                                                    1997           1996
                                                -------------  -------------

Ohio Medicaid Program                             $126,617        $211,901
Medicare                                           133,864         153,113

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

                                    SCHEDULE

         Consolidated Resources Health Care Fund II and Subsidiaries
                            (limited partnerships)

                 Schedule II - Valuation and Qualifying Accounts
                   Years Ended December 31, 1997, 1996 and 1995


                   Balance at      Additions                      Balance at
                  beginning of     charged to   Deductions (1)    end of year
                      year         costs and
                                   expenses

1997
Allowance for
  doubtful          $53,554          $6,671       $(41,190)         $19,035
  accounts
                    =======         =======       =========         =======

1996
Allowance for
  doubtful          $73,218          $   -        $(19,664)         $53,554
  accounts
                    =======         =======       =========         =======

1995
Allowance for
  doubtful          $43,636         $29,582       $      -          $73,218
  accounts
                    =======         =======       =========         =======





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


Name and Position    Age    Other Principal Occupations and Other
                            Directorships During the Past 5 Years

J. Stephen Eaton      47    J.  Stephen  Eaton  is  also  Chairman  of the Board
President, Chief            and   the   founder   of    Centennial    HealthCare
Executive Officer           Corporation  and  has  served as its  President  and
and Sole Director           Chief  Executive  Officer  since  its  inception  in
                            February  1989.  Mr. Eaton has been  involved in the
                            long-term  care industry  since 1982. Mr. Eaton also
                            serves as a director  of Saint  Joseph's  Mercy Care
                            Corporation,   a  non-profit  corporation  based  in
                            Atlanta,   Georgia  which  provides   mobile  health
                            services to the homeless and other underserved populations, and of Saint Joseph's Health System, a major tertiary care hospital and health system in Atlanta, Georgia.

Alan C. Dahl          37    Alan  C.  Dahl   has   served  as   Executive   Vice
Vice President              President,  Chief  Financial  Officer,  and Director
Chief Financial             of   Centennial    HealthCare    Corporation   since
Officer and                 January   1996.  From   February  1991  to  December
Treasurer                   1995,  he  served  as  senior  vice  president.  Mr.
                            Dahl  has been  involved in  healthcare  finance for
                            the  past  eleven  years.  Mr.  Dahl was  previously
                            senior   vice    president   of   Southmark   Public
                            Syndications,  Inc.,   a   subsidiary  of  Southmark
                            Corporation.   Mr.   Dahl,   a   certified    public
                            accountant, also worked in the tax department at Arthur Young & Company.

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

   (1) Consolidated Financial Statements:

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

   (2) The following financial statement schedule is included in this Form 10-K Report::

      Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

      All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or notes thereto.

    (3) The following exhibits are incorporated by reference and are an integral part of this Form 10-K:

   Exhibit Number
  (as per Exhibit                  Document Description                 Page
       Table)                                                          Number

         3.1          Agreement    of   Limited    Partnership    of
                      Consolidated  Resources  Health  Care  Fund II    N/A
                      incorporated  by reference to Exhibit A to the
                      Registration   Statement   on  Form  S-1,   as
                      amended,  Page  A-1,  File No.  2-87636,  (now
                      File No. 0-13415).

         3.2          Amendment to Agreement of Limited  Partnership
                      of Consolidated  Resources Health Care Fund II    N/A
                      incorporated by reference to Proxy Statement filed on November 19, 1991, File No. 0-13415.

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

                                     CONSOLIDATED RESOURCES HEALTH CARE FUND II
                                                    (Registrant)

                                     By:   WELCARE SERVICE CORPORATION-II
                                           Managing General Partner

                                     By:   /s/ J. STEPHEN EATON
Date:  JUNE 11, 1998                       J. Stephen Eaton,
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


                                     By:   /s/ J. STEPHEN EATON
Date:  JUNE 11, 1998                       J. Stephen Eaton,
                                           Sole Director and Principal
                                           Executive Officer of the
                                           Managing General Partner


                                     By:   /s/ ALAN C. DAHL
Date:  JUNE 11, 1998                       Alan C. Dahl
                                           Chief Financial Officer
                                           of the Managing
                                           General Partner