Form 10-Q/A
period 1998-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1998-06-12
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1



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
                       CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                 March 31,     December 31,
                                                    1998           1997
                                                ------------   ------------
ASSETS

Current assets:
  Cash and cash equivalents                     $   964,290    $   257,310
  Accounts receivable, net of
    allowance for doubtful accounts
    of $19,674 and $19,035                          550,931        793,554
  Due from related party                            590,000        890,000
  Prepaid expenses and other                         14,858         18,964
                                                ------------   ------------
    Total current assets                          2,120,079      1,959,828
                                                ------------   ------------

Property and equipment
  Land                                              178,609        178,609
  Buildings and improvements                      6,741,397      6,733,131
  Equipment and furnishings                         827,433        808,245
                                                ------------   ------------
                                                  7,747,439      7,719,985
                                                ------------   ------------
  Accumulated depreciation
     and amortization                            (4,257,418)    (4,142,935)
                                                ------------   ------------
    Net property and equipment                    3,486,825      3,577,050
                                                ------------   ------------

Other
  Restricted escrows and other deposits             363,252        456,992
  Deferred loan costs, net of
    accumulated amortization
    of $12,777 and $12,516                           19,535         19,794
                                                ------------   ------------
     Total other assets                             382,787        476,786
                                                ------------   ------------

                                                $ 5,992,887    $ 6,013,664
                                                ============   ============


LIABILITIES AND PARTNERS' EQUITY

Current liabilities:
  Current maturities of long-term debt          $    81,959    $    75,836
  Accounts payable                                  327,116        242,484
  Accrued expenses                                  409,633        375,411
  Accrued management fees                           394,656        440,167
  Other liabilities                                 201,817         69,931
                                                ------------   ------------
    Total current liabilities                     1,415,181      1,203,829
                                                ------------   ------------

Long-term obligations,
  less current maturities                         4,105,377      4,124,298
                                                ------------   ------------
    Total liabilities                             5,520,558      5,328,127
                                                ------------   ------------

Partners' equity (deficit):
    Limited partners                                633,003        849,683
    General partners                               (160,674)      (164,146)
                                                ------------   ------------
     Total partners' deficit                        472,329        685,537
                                                ------------   ------------

                                                $ 5,992,887    $ 6,013,664
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

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three months ended March 31,

                                                    1998                1997
                                                -----------         -----------


Operating Activities:
  Cash received from residents and
    government agencies                        $ 2,278,773         $ 1,671,874
  Cash paid to suppliers and employees          (1,397,416)         (1,606,125)
  Interest received                                  3,513               9,604
  Interest paid                                    (78,840)            (80,146)
  Property taxes paid                              (58,798)            (30,119)
                                                -----------         -----------
  Cash provided by (used in)
    operating activities                           747,232             (34,912)
                                                -----------         -----------

Investing Activities:
  Additions to property and equipment              (27,454)           (227,160)
                                                -----------         -----------

Financing Activities:
  Principal payments on long-term debt             (12,798)             (9,701)
  Due from related party                           300,000                  -
  Distributions                                   (300,000)           (200,100)
                                                -----------         -----------
  Cash used in financing activities                (12,798)           (209,801)
                                                -----------         -----------

Net (decrease) in cash
  and cash equivalents                             706,980            (471,873)

Cash and cash equivalents, beginning of period     257,310           1,339,758
                                                -----------         -----------

Cash and cash equivalents, end of period       $   964,290         $   867,885
                                                ===========         ===========



See accompanying notes to consolidated financial statements.

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three months ended March 31,
                                                    1998                1997
                                                -----------         -----------


Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
  Net income (loss)                             $   86,792          $  (13,705)
  Adjustments to reconcile net income
    to cash provided by (used in)
    operating activities:
        Depreciation and amortization              114,742              98,211
        Changes in assets and liabilities:
          Accounts receivable                      242,623             (56,338)
          Restricted escrows                        93,740               2,619
          Other current assets                       4,106              13,108
          Accounts payable and
            accrued liabilities                    205,229             (78,807)
                                                -----------         -----------
  Cash provided by operating
    activities                                  $  747,232          $  (34,912)
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

Expenses:

Operating  expenses  showed an increase of $177,133 for the quarter  ended March
31, 1998, as compared to the same period for the prior year. This increase is primarily due to increased salary and general costs due to increased census at the Partnership's nursing and retirement facilities.

Liquidity and Capital Resources:

At March 31, 1998, the Partnership held cash and cash equivalents of $964,290, an increase of $706,980 from December 31, 1997. This increase in cash is due primarily to the collection of approximately $450,000 in prior year Medicare settlement receivables for the nursing facility during the first quarter of 1998 and a reduction of $300,000 in amounts Due From Related Party. The current cash balance and the amounts Due From Related Party of $590,000 which is held in accounts controlled by the General Partner of the Partnership will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

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

                    CONSOLIDATED RESOURCES HEALTH CARE FUND II

                       By:  WELCARE SERVICE CORPORATION - II
                              Managing General Partner



Date: June 12, 1998                By: /s/ J. Stephen Eaton
                                       J. Stephen Eaton
                                       President



Date: June 12, 1998                By: /s/ Alan C. Dahl
                                       Alan C. Dahl
                                       Vice President and Principal
                                       Financial Officer