Form 10-Q
period 1998-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1998-08-19
CIK 732247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

         COMMISSION FILE NUMBER 0-13415


                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
             (Exact name of registrant as specified in its charter)


                    Georgia                            58-1542125
        (State or other jurisdiction                (I.R.S. Employer
        of incorporation or organization)          (Identification No.)


              1175 Peachtree Street, Suite 710, Atlanta, GA 31106
          (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (404) 873-1919

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No

                          PART I. FINANCIAL INFORMATION

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                         June 30,        December 31,
                                                                           1998              1997
                                                                       -----------       -----------
ASSETS
Current assets:
      Cash and cash equivalents                                        $ 1,567,206       $   257,310
      Accounts receivable, net of allowance for doubtful accounts
         of $11,307 and $19,035                                            397,747           793,554
      Due from related party                                                    --           890,000
      Prepaid expenses and other                                            89,894            18,964
                                                                       -----------       -----------
         Total current assets                                            2,054,847         1,959,828
                                                                       ===========       ===========

Property and equipment
      Land                                                                 178,609           178,609
      Buildings and improvements                                         6,802,664         6,733,131
      Equipment and furnishings                                            829,931           808,245
                                                                       -----------       -----------
                                                                         7,811,204         7,719,985
                                                                       -----------       -----------

      Accumulated depreciation and amortization                         (4,373,589)       (4,142,935)
                                                                       -----------       -----------
         Net property and equipment                                      3,437,615         3,577,050
                                                                       -----------       -----------

Other
      Restricted escrows and other deposits                                388,841           456,922
      Deferred loan costs, net of accumulated amortization of
         $13,035 and $12,516                                                19,275            19,794
                                                                       -----------       -----------
         Total other assets                                                408,116           476,786
                                                                       -----------       -----------

                                                                       $ 5,900,578       $ 6,013,664
                                                                       ===========       ===========


See accompanying notes to consolidated financial statements.




                                                             June 30,        December 31,
                                                              1998              1997
                                                           -----------       -----------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                 $    81,696       $    75,836
      Accounts payable                                         174,181           242,484
      Accrued expenses                                         447,483           375,411
      Accrued management fees                                  394,918           440,167
      Other liabilities                                        204,931            69,931
                                                           -----------       -----------

         Total current liabilities                           1,303,209         1,203,829
                                                           ===========       ===========

Long-term obligations, less current maturities               4,086,093         4,124,298
                                                           -----------       -----------

         Total liabilities                                   5,389,302         5,328,127
                                                           -----------       -----------

Partners' equity (deficit):
      Limited partners                                         670,392           849,683
      General partners                                        (159,116)         (164,146)
                                                           -----------       -----------
         Total partners' equity                                511,276           685,537
                                                           -----------       -----------

                                                           $ 5,900,578       $ 6,013,664
                                                           ===========       ===========



See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                            Three months ended June 30,     Six months ended June 30,
                                               1998            1997            1998            1997
                                            ----------      ----------      ----------      ----------
Revenue:
      Operating revenues                    $1,796,329      $1,925,960      $3,832,479      $3,654,172
      Interest income                            7,457           8,834          10,970          18,438
                                            ----------      ----------      ----------      ----------
         Total revenue                       1,803,786       1,934,794       3,843,449       3,672,610
                                            ----------      ----------      ----------      ----------


Expenses:
      Operating expenses                     1,538,499       1,677,440       3,272,929       3,234,737
      Depreciation & amortization              116,430         106,190         231,173         204,401
      Interest                                  78,458          80,131         157,298         160,277
      Partnership administration costs          31,452          13,048          56,310          28,915
                                            ----------      ----------      ----------      ----------
         Total expenses                      1,764,839       1,876,809       3,717,710       3,628,330
                                            ----------      ----------      ----------      ----------

Net income                                  $   38,947      $   57,985      $  125,739      $   44,280
                                            ==========      ==========      ==========      ==========

Net income per L.P. unit                    $     2.49      $     3.71      $     8.05      $     2.83
                                            ==========      ==========      ==========      ==========

L.P. units outstanding                          15,000          15,000          15,000          15,000
                                            ==========      ==========      ==========      ==========


See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                  Six months ended June 30,
                                                                    1998              1997
                                                                -----------       -----------
Operating Activities:
      Cash received from residents and government agencies      $ 4,296,437       $ 3,611,320
      Cash paid to suppliers and employees                       (3,243,410)       (3,166,430)
      Interest received                                              10,970            18,438
      Interest paid                                                (157,298)         (160,277)
      Property taxes paid                                           (63,239)          (30,119)
                                                                -----------       -----------

      Cash provided by operating activities                         843,460           272,932
                                                                -----------       -----------

Investing Activities:
      Additions to property and equipment                           (91,219)         (372,605)

Financing Activities:
      Principal payments on long-term debt                          (32,345)          (28,109)
      Due from related party                                        890,000                --
      Distributions                                                (300,000)         (200,100)
                                                                -----------       -----------
      Cash used in financing activities                             557,655          (228,509)
                                                                ===========       ===========

Net (decrease) in cash and cash equivalents                       1,309,896          (328,182)
Cash and cash equivalents, beginning of period                      257,310         1,339,758
                                                                -----------       -----------

Cash and cash equivalents, end of period                        $ 1,567,206       $ 1,011,577
                                                                ===========       ===========


See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                  Six months ended June 30,

                                                     1998            1997
                                                  ---------       ---------
Reconciliation of Net Income to cash
Provided by Operating Activities:

   Net income                                     $ 125,739       $  44,280

   Adjustments to reconcile net income
      to cash provide by (used in)
      operating activities:

          Depreciation and amortization             231,173         204,401

          Changes in assets and liabilities:

          Accounts receivable                       395,807         (42,852)

          Restricted escrows                         68,151         (34,308)

          Other current assets                      (70,930)         13,082

          Accounts payable and
             accrued liabilities                     93,520          88,329
                                                  ---------       ---------

Cash provided by operating activities             $ 843,460       $ 272,932
                                                  =========       =========

See accompanying notes to consolidated financial statements

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)



                                                                    Total
                                                                   Partners'
                                     Limited         General        Deficit
                                   ---------       ---------       --------
Balance, at December 31, 1996      $ 412,271       $(190,709)      $221,562

Net loss                              42,509           1,771         44,280

Distribution                        (200,100)              -       (200,100)
                                   ---------       ---------       --------
Balance, at June 30, 1997          $ 254,680       $(188,938)      $ 65,742
                                   =========       =========       ========

Balance at December 31, 1997       $ 849,683       $(164,146)      $685,537

Net income                           120,709           5,030        125,739

Distribution                        (300,000)              -       (300,000)
                                   ---------       ---------       --------
Balance, at June 30, 1998          $ 670,392       $(159,116)      $511,276
                                   =========       =========       ========

See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the periods ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to Camden Real Estate Company at Post Office Box 8779, Atlanta, Georgia 31106.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:




                                                                              Six months ended June 30,

                                                                              1998               1997
                                                                              ----               ----
Charged to costs and expenses:
      Property management and oversight
      management fees..................................................      $38,911            $36,541
Financial accounting, data processing,
      tax reporting, legal and compliance,
      investor relations and supervision
      of outside services..............................................      $36,406            $28,915



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

At June 30, 1998, the Partnership had three general partners (the "General Partners"), Consolidated Associates II, ("CA-II") WelCare Consolidated Resources Corporation of America ("WCRCA") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner"). On July 16, 1998, WCRCA assigned all of its right, title and interest in and to its general partner interest in the Partnership to its affiliate, WSC-II. On July 22, 1998, an Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of the Partnership was filed with the Clerk of the Superior Court of DeKalb County, Georgia reflecting the withdrawal of WCRCA from the Partnership and certain other matters. On July 23, 1998, the sole shareholder of the Managing General Partner sold all of the issued and outstanding shares of common stock of the Managing General Partner to an unrelated third party.

RESULTS OF OPERATIONS

Revenues:

Operating revenue decreased by $129,630 for the quarter ended June 30, 1998, but showed an increase of $178,307 for the six months ended June 30, 1998, compared to the same periods for the prior year. The decrease during the last quarter was primarily attributable to a slight decrease in occupied units and a shift in Medicare revenues. The six month increase is primarily due to the inclusion of approximately $120,000 in cost report settlements related to prior periods and increased rates for all payor categories at the Partnership's nursing facility. Census at the nursing facility was stable in the current period with the prior year. There was a slight decline in census at the retirement facility in the current period as compared to the prior year.

Expenses:

Operating expenses decreased $138,941 for the quarter ended June 30, 1998, but increased by $38,192 during the six months ended June 30, 1998, as compared to the same period for the prior year. This increase is primarily due to increased salary and general costs.

Liquidity and Capital Resources:

At June 30, 1998, the Partnership held cash and cash equivalents of $1,567,206, an increase of $602,916 from March 31, 1998. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1998.

As of June 30, 1998, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

The Partnership did not make a distribution to the Limited Partners during the quarter ended June 30, 1998. During the first quarter of 1998, the Partnership had made a distribution of $300,000 to the Limited Partners. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at the facility level.

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

The Partnership believes that, due to the cost structure at its skilled nursing facility in 1995 and its facility's costs as compared to other facilities in its market, the overall reimbursement rate should not be lower than its current rate and could possibly be higher. However, until the rate is ultimately determined under the prospective payment system, the Partnership will not be able to determine the exact nature or long term financial impact of the legislative changes. The Partnership can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Partnership. During the first quarter of 1998, the Partnership derived 13% of its revenues from Medicare at its nursing facility.

Part II - OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K


(a)               Exhibits
        3.3       Amendment to Amended and Restated Agreement and Certificate of Limited Partnership
                  of Consolidated Resources Health Care Fund II.

        27        Financial Data Schedule (for SEC use only).
(b)               Reports on Form 8-K
                  None

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

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II


                                    By:     WELCARE SERVICE CORPORATION - II
                                            Managing General Partner


Date: August 18, 1998                       By:   /s/ John F. McMullan
                                               --------------------------------
                                                  John F. McMullan
                                                  Chief Financial Officer


Date: August 18, 1998                       By:   /s/ Marilyn M. McMullan
                                               --------------------------------
                                                  Assistant Secretary