Form 10-Q
period 1998-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1998-11-16
CIK 732247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                      September 30,         December 31,
                                                                          1998                  1997
                                                                      -------------         -------------
ASSETS
Current assets:
      Cash and cash equivalents                                        $ 1,167,246           $   257,310
      Accounts receivable, net of allowance for doubtful
      accounts of $6,853 and $19,035                                       467,646               793,554
      Due from related party                                                    --               890,000
      Prepaid expenses and other                                            38,183                18,964
                                                                       -----------           -----------
         Total current assets                                            1,673,075             1,959,828
                                                                       ===========           ===========

Property and equipment
      Land                                                                 178,609               178,609
      Buildings and improvements                                         6,818,064             6,733,131
      Equipment and furnishings                                            901,029               808,245
                                                                       -----------           -----------
                                                                         7,897,702             7,719,985
                                                                       -----------           -----------

      Accumulated depreciation and amortization                         (4,488,357)           (4,142,935)
                                                                       -----------           -----------
         Net property and equipment                                      3,409,345             3,577,050
                                                                       -----------           -----------

Other
      Restricted escrows and other deposits                                435,673               456,922
      Deferred loan costs, net of accumulated amortization of
         $13,035 and $12,516                                                19,016                19,794
                                                                       -----------           -----------
         Total other assets                                                454,689               476,786
                                                                       -----------           -----------

                                                                       $ 5,537,109           $ 6,013,664
                                                                       ===========           ===========


See accompanying notes to consolidated financial statements.

                                                                      September 30,          December 31,
                                                                          1998                   1997
                                                                      -------------          -----------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                             $    81,433           $    75,836
      Accounts payable                                                     274,562               242,484
      Accrued expenses                                                     398,098               375,411
      Accrued management fees                                              394,918               440,167
      Other liabilities                                                    194,676                69,931
                                                                       -----------           -----------

         Total current liabilities                                       1,343,687             1,203,829
                                                                       ===========           ===========

Long-term obligations, less current maturities                           4,041,784             4,124,298
                                                                       -----------           -----------

         Total liabilities                                               5,385,471             5,328,127
                                                                       -----------           -----------

Partners' equity (deficit):
      Limited partners                                                     313,140               849,683
      General partners                                                    (161,502)             (164,146)
                                                                       -----------           -----------
         Total partners' equity                                            151,638               685,537
                                                                       -----------           -----------

                                                                       $ 5,537,109           $ 6,013,664
                                                                       ===========           ===========



See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Three months ended September 30,          Nine months ended September 30,
                                                   1998                  1997                1998                1997
                                                -----------           ----------          ----------          ----------
Revenue:
      Operating revenues                        $ 1,941,607           $2,347,175          $5,774,086          $6,001,347
      Interest income                                13,025                8,145              23,995              26,583
                                                -----------           ----------          ----------          ----------
         Total revenue                            1,954,632            2,355,320           5,798,081           6,027,930
                                                -----------           ----------          ----------          ----------


Expenses:
      Operating expenses                          1,802,886            1,684,276           5,075,815           4,919,013
      Depreciation & amortization                   115,026              120,960             346,199             325,361
      Interest                                       78,154               79,557             235,452             239,834
      Partnership administration costs               18,204               48,345              74,514              77,260
                                                -----------           ----------          ----------          ----------
         Total expenses                           2,014,270            1,933,138           5,731,980           5,561,468
                                                -----------           ----------          ----------          ----------

Net income (loss)                               $   (59,638)          $  422,182          $   66,101          $  466,462
                                                ===========           ==========          ==========          ==========

Net income (loss) per L.P. unit                 $     (3.82)          $    27.02          $     4.23          $    29.85
                                                ===========           ==========          ==========          ==========

L.P. units outstanding                               15,000               15,000              15,000              15,000
                                                ===========           ==========          ==========          ==========


See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Nine months ended September 30,
                                                                           1998                  1997
                                                                       -----------           -----------
Operating Activities:
      Cash received from residents and government agencies             $ 6,121,314           $ 5,860,259
      Cash paid to suppliers and employees                              (4,941,584)           (4,954,405)
      Interest received                                                     23,995                26,583
      Interest paid                                                       (235,452)             (239,834)
      Property taxes paid                                                  (93,703)              (62,465)
                                                                       -----------           -----------

      Cash provided by (used in) operating activities                      874,570               630,138
                                                                       -----------           -----------

Investing Activities:
      Additions to property and equipment                                 (177,717)             (399,597)

Financing Activities:
      Principal payments on long-term debt                                 (76,917)              (47,033)
      Due from related party                                               890,000                    --
      Distributions                                                       (600,000)             (200,100)
                                                                       -----------           -----------
      Cash used in financing activities                                    213,083              (247,133)
                                                                       ===========           ===========

Net (decrease) in cash and cash equivalents                                909,936               (16,592)
Cash and cash equivalents, beginning of period                             257,310             1,339,758
                                                                       -----------           -----------

Cash and cash equivalents, end of period                               $ 1,167,246           $ 1,323,166
                                                                       ===========           ===========


See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                        Nine months ended September 30,
                                                                          1998                   1997
                                                                       -----------           -----------
Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
   Net income (loss)                                                   $    66,101           $   466,462
   Adjustments to reconcile net income
      to cash provide by (used in)
      operating activities:
          Depreciation and amortization                                    346,199               325,361
          Changes in assets and liabilities:
          Accounts receivable                                              325,909              (141,088)
          Restricted escrows                                                21,319               (85,827)
          Other current assets                                             (19,219)               26,046
          Accounts payable and
             accrued liabilities                                           134,261                39,184
                                                                       -----------           -----------
Cash provided by operating activities                                  $   874,570           $   630,138
                                                                       ===========           ===========


See accompanying notes to consolidated financial statements

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)



                                                                                 Total
                                                                                Partners'
                                          Limited            General             Deficit
                                        ---------           ---------           ---------
Balance, at December 31, 1996           $ 412,271           $(190,709)          $ 221,562
Net loss                                  447,804              18,658             466,462
Distribution                             (200,100)                 --            (200,100)
                                        ---------           ---------           ---------
Balance, at September 30, 1997          $ 659,975           $(172,051)          $ 487,924
                                        =========           =========           =========

Balance at December 31, 1997            $ 849,683           $(164,146)          $ 685,537
Net income                                 63,457               2,644              66,101
Distribution                             (600,000)                 --            (600,000)
                                        ---------           ---------           ---------
Balance, at September 30, 1998          $ 313,140           $(161,502)          $ 151,638
                                        =========           =========           =========


See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II (the "Managing General Partner") at Post Office Box 8779, Atlanta, Georgia 31106.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                 Nine months ended September 30,
                                                     1998              1997
                                                     ----              ----
Charged to costs and expenses:
      Property management and oversight
      management fees ....................          $54,351          $ 6,795

Financial accounting, data processing,
      tax reporting, legal and compliance,
      investor relations and supervision
      of outside services ................          $57,115          $15,867

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

At September 30, 1998, the Partnership had two general partners (the "General Partners"), Consolidated Associates II, ("CA-II") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner").

RESULTS OF OPERATIONS

Revenues:

Operating revenue decreased by $405,568 for the quarter ended September 30, 1998 and by $227,261 for the nine months ended September 30, 1998, compared to the same periods for the prior year. The decrease during the last quarter and for the nine months ended September 30, 1998 was primarily attributable to a decrease in occupied units and a shift in Medicare revenues. Census at the nursing facility was stable in the current period with the prior year. There was a continuing decline in census at the retirement facility in the current period.

Expenses:

Operating expenses increased $118,610 for the quarter ended September 30, 1998 and by $156,802 during the nine months ended September 30, 1998, as compared to the same period for the prior year. This increase is primarily due to increased salary, severance payments to therapists laid off during the quarter, and equipment and other supply purchases at the nursing facility, partially offset by reduced labor costs at the retirement facility.

Liquidity and Capital Resources:

At September 30, 1998, the Partnership held cash and cash equivalents of $1,167,246, a decrease of $399,960 from June 30, 1998. The current cash balance and the amounts Due from Related Party of $890,000 which is held in accounts controlled by the General Partner of the Partnership will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

The Partnership's two remaining facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. These facilities should continue to produce positive cash flow in 1998; however, no assurance can be given if revenues were to continue to decline.

As of September 30, 1998, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

The Partnership made a distribution to the Limited Partners during the quarter ended September 30, 1998 of $300,000. The Managing General Partner anticipates that annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at the facility level.

YEAR 2000 INITIATIVES

As a result of computer programs which historically were written using a two rather than four-digit convention to define the year component of dates, a concern commonly known as the Year 2000 Issue has arisen globally. Computer programs and equipment that use a two-digit convention may not be able to differentiate between the 20th and 21st centuries (e.g. "00" can be read as either 1900 or 2000). This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Life Care Centers of America, the manager of the Partnership, has instituted a number of Year 2000 information technology initiatives designed to insure readiness and compliance with Year 2000 issues for all facilities operated by Life Care Centers of America for the Partnership in a timely manner. Acquisition and testing have begun to replace or upgrade facility patient accounting and clinical applications. A committee has also been formed to determine Year 2000 compliance for major equipment and mechanical systems in each facility. It is intended that the committee will assist the facilities with developing contingency plans to deal with any Year 2000 issues not addressed in a timely manner. Finally, full testing of all computing platforms is scheduled for early 1999 at the Partnership's facilities.

Life Care Centers of America has also verified compliance of all third-party applications used by the Partnership with Year 2000 issues. Based on this verification, the Partnership believes that all third-party applications will be compliant on a timely basis. However, there can be no guarantee that the software replacement projects undertaken by the Partnership upon completion of the above reviews will be successful or that vendors supplying third-party applications to the Partnership will be in compliance as of the end of 1999.

In addition, there can be no assurance that there will not be problems identified when screening the Partnership's computing platforms and that such problems will not have a material effect on the operating results. However, the Partnership believes that the most likely adverse effect for the Partnership in the event of the failure of any of its systems with respect to the Year 2000 issues would be minor delays in billing for a few days following January 1, 2000, until identified problems can be corrected. Contingency plans instituted by the Partnership currently call for any facility experiencing billing delays to complete manual billing in the event extended problems are encountered.

Costs associated with the Partnership's Year 2000 review and compliance have been estimated to be approximately $49,500 per facility. The majority of this cost will be incurred at implementation of corrections to the facilities' equipment.

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

                  Exhibit 27 Financial Data Schedule (for SEC use only)


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

                           CONSOLIDATED RESOURCES HEALTH CARE FUND II


                                    By:     WELCARE SERVICE CORPORATION - II
                                            Managing General Partner


Date:  November 16, 1998                    By:      /s/ John F. McMullan
                                                     -----------------------
                                                     John F. McMullan
                                                     Chief Financial Officer


Date:  November 16, 1998                    By:      /s/ Marilyn M. McMullan
                                                     -----------------------
                                                     Assistant Secretary