Form 10-K
period 1998-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1999-05-11
CIK 732247

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

         For the fiscal year ended     December 31, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                         Commission file number 0-13415

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                             58-1542125
--------------------------------------------------------------------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            identification No.)

      1175 Peachtree Street, Suite 710, Atlanta, Georgia         31106
--------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:          404-873-1919

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership Units

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Of the registrant's 15,000 Limited Partnership Units, 14,990 are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units and transfers of units are subject to certain restrictions.

See Index to Exhibits on pages 10 -11.

                                     PART I

ITEM 1.           BUSINESS

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 1998, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner").

On December 7, 1983, the Partnership offered for sale publicly $15,000,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership.

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a diversified portfolio of health care related real properties for the benefit of its Limited Partners. At December 31, 1998 and 1997, the Partnership owned and operated two health care facilities, a nursing home and a retirement center, both located in Columbus, Ohio.

Effective March 1, 1991, the Partnership's nursing home was managed by Life Care Centers of America, Inc. ("LCCA") and the retirement center was managed by American Lifestyles, Inc. ("ALI"), a division of LCCA. LCCA is a privately-owned corporation which manages congregate care facilities throughout the United States. LCCA and ALI receive a management fee equal to 5% of gross revenues of the respective facilities. An affiliate of the Managing General Partner provides oversight management services for these facilities and receives an oversight management fee of 1% of gross revenues.

As of December 31, 1998, the Partnership employed approximately 134 persons, including administrative, nursing, dietary, social services and maintenance personnel.

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions. Each of these factors may materially increase or decrease program payments to long-term care facilities and could adversely affect the operations of the Partnership's nursing facility. In the operation and sale of properties, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned geriatric facilities. Some competing operators have greater financial resources than the Partnership or may



                                    2 of 13
operate on a nonprofit basis or as charitable organizations. The Partnership believes that the quality of care provided, the reputation and physical appearance of facilities and, in the case of private pay patients, charges for services, are significant competitive factors which add to the success of its facilities. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition by improving the appearances of and the quality of services provided at its facilities, establishing a reputation within the local medical communities for providing competent care services and continually evaluating the needs of the community and services offered by other health care providers.

All patient and resident revenue derived by the retirement facility is received from private sources. The nursing facility, however, receives patient revenue from both the public and private sector. The following table sets forth information regarding the average daily census and sources of patient and resident revenues at the Partnership's nursing facility:


                                                                                  Revenues for
                                          Average Daily Census for                 Year Ended           Percentages
                                                 Year Ended                       December 31,            of Total
                                              December 31, 1998                       1998                Revenues
                                              -----------------                       ----                -------
                                      Number of           Percent of Total
                                  Patients/Residents     Patients/Residents
Medicaid                                        44.9                  49.9%          $1,974,931             32.4%
Private Pay                                     29.6                  33.0%           1,594,240             26.1%
Medicare                                        11.8                  13.2%           2,137,788             35.0%
HMO/Other                                        3.5                   3.9%             309,596             5.06%
Miscellaneous                                    N/A                   N/A              88,240              1.44%
                                                ----                  ----           ----------             -----
Total                                           89.8                   100%          $6,104,795              100%


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

The retirement center is much like an apartment complex with additional services provided to attract the elderly including limited transportation, housekeeping and food services. The Partnership's retirement center has a net cash flow break-even occupancy ranging from 75% to 80%. During 1998, the facility only had an occupancy rate of 73%; therefore, it did not meet its break-even occupancy level.

ITEM 2.           PROPERTIES

The following table sets forth the investment portfolio of the Partnership at December 31, 1998. The buildings of the projects and the land on which they are located are beneficially owned by the Partnership in fee, subject in each case to a first deed of trust as set forth more fully in Item 8, Note 2.




                                    3 of 13

                          Properties (dollars in 000's)
                          -----------------------------

                                                                         Net             Occupancy
                                 Secured          Acquisition            Book             Rate in              Date
         Property                  Debt               Cost             Value(1)             1998             Acquired
Mayfair Village
  Nursing Care Center             $1,531             $4,774             $1,201              90%           February 1985
  Columbus, OH
  100 Licensed
  Nursing Home
  Beds

Mayfair Retirement                $2,593             $4,824             $2,114              73%           February 1985
  Center                          ------             ------             ------
  Columbus, OH
  91 Units

Total                             $4,124             $9,598             $3,315
                                  ======             ======             ======

(1) A provision was made prior to 1991 to write down each facility to their estimated net realizable value or estimated fair value at the time of the write-down as determined by WelCare Consolidated Resources Corporation of America, the corporate general partner of the Partnership, at the time of this write-down. (See Item 8, Note 4). These values reflect this write-down.

ITEM 3.           LEGAL PROCEEDINGS

As of December 31, 1998, the Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND SECURITY HOLDER MATTERS

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B)      Title of Class                     Number of Record Unit Holders
         --------------                     -----------------------------

         Limited Partner Units              1,390 as of March 31, 1999

(C) There were total distributions of $600,000 paid to the Limited Partners in 1998. Cumulative distributions paid to the Limited Partners as of December 31, 1998, were $3,538,203. Future distributions are dependent on the Partnership's ability to meet its ongoing obligations. There have been no distributions to the General Partners. See Liquidity and Capital Resources section of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of distributions.




                                    4 of 13

ITEM 6.           SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Partnership and notes thereto appearing in Item 8.


                              Years Ended December 31, (dollars in 000's, except per unit figures)
                              --------------------------------------------------------------------
       Statements of
         Operations             1998           1997           1996           1995           1994
         ----------             ----           ----           ----           ----           ----
Operating revenue             $ 7,495         $8,304         $7,189         $6,623         $6,091
Income (Loss) before             (168)           664            279            175            185
   extraordinary gain
Net income (Loss)                (168)           664            279          5,827            185
Income (Loss) before           (10.74)         42.50          17.84          11.21          11.85
   extraordinary gain per
   weighted average
   Limited Partnership Unit
Net income (Loss) per          (10.74)         42.50          17.84         372.93          11.85
   weighted average
   Limited Partnership Unit
Distribution paid per           40.00          13.34          10.00          10.00             --
   weighted average
   Limited Partnership
   Unit



                                           At December 31, (dollars in 000's)
                                --------------------------------------------------------
       Balance Sheets            1998         1997        1996        1995         1994
--------------------------      ------       ------      ------      ------      -------
Property and equipment,         $3,315       $3,577      $3,440      $3,564      $ 3,825
   net
Total assets                    $5,228        6,014       5,499       5,592        5,980
Long-term debt                   4,045        4,124       4,206       4,261        4,326
   obligations, less current
   maturities
Partners' equity (deficit)         (82)         686         222          93       (5,584)
----------




                                    5 of 13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements contained in this Management's Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Partnership's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, changes in healthcare reimbursement systems and rates, the availability of capital and financing, and other factors affecting the Partnership's business that may be beyond its control.

RESULTS OF OPERATIONS

         REVENUE:

         1998 compared to 1997

Operating revenues decreased $809,834 in 1998 as compared to 1997. The decrease was primarily attributable to a decrease in occupied units and a shift in Medicare revenues. Census at the nursing facility remained stable during the year ended December 31, 1998; however, the nursing facility did experience a decline in the number of Medicare patients. This decline is primarily due to a new rehabilitation/subacute facility that directly competes with the nursing facility for Medicare and managed care patients. There was a continuing decline in census at the retirement facility during the last nine months of the year ended December 31, 1998.

         1997 compared to 1996

Operating revenues increased $1,115,026 in 1997 as compared to 1996. The increase was due primarily to the recognition of approximately $550,000 in additional Medicare revenues generated by Routine Cost Limit exception settlements related to 1995 and 1996 cost report years for the Partnership's nursing facility. The remaining balance of the revenue increase was attributable to favorable increases in Medicaid and Medicare rates at the nursing facility, along with an increase in rates at the retirement facility following the completion of a renovation project initiated in 1996.

         EXPENSES:

         1998 compared to 1997

Operating expenses decreased $30,900 in 1998 as compared to 1997. The slight decrease was primarily attributable to reductions in staffing at the nursing center in preparation for the implementation of the Medicare prospective payment system (the "PPS") on January 1, 1999 and in response to the lower Medicare census.

         1997 compared to 1996

Operating expenses increased $618,452 in 1997 as compared to 1996. The increase was due primarily to a shift to higher acuity patients which require higher cost ancillary services at the Partnership's nursing facility.

         NET INCOME (LOSS):

         1998 compared to 1997

For the fiscal year ended December 31, 1998, the Partnership suffered a net loss of $167,821, whereas for the fiscal year ended December 31, 1997, the Partnership had a net income of $664,075. The net loss in 1998 was primarily attributable to a decrease in operating revenue of $809,834. The total operating costs and expenses increased



                                    6 of 13
slightly from $7,672,553 as of December 31, 1997 to $7,697,784 as of December 31, 1998. This slight increase was primarily due to increases in management and oversight fees and real estate taxes.

         1997 compared to 1996

The Partnership's net income increased to $664,075 for the fiscal year ended December 31, 1997 from $278,712 for the fiscal year ended December 31, 1996. This increase in net income of 138% was primarily attributable to the increase in operating revenue during 1997. The operating revenue for the fiscal year ended December 31, 1996 was $7,189,448, as compared to $8,304,474 for the fiscal year ended December 31,1997, an increase of $1,115,026. The total operating costs and expenses increased to $7,672,553 for the fiscal year ended December 31, 1997 from $6,939,851 for the fiscal year ended December 31, 1996. This increase in operating costs and expenses was primarily due to increases in operating expenses, depreciation and amortization and real estate taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Partnership held cash and cash equivalents of $931,079, an increase of $673,769 from the amount held at December 31, 1997. The cash balance, which is held in accounts controlled by the General Partners of the Partnership, will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by the U.S. Department of Housing and Urban Development
(HUD). At December 31, 1998, the balance of HUD reserved cash at the facilities was $400,604.

The Partnership believes that it will produce sufficient cash flow to meet its ongoing operations needs associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third party reimbursements from the operation of Colorado facilities previously owned by the Partnership. During 1998, the Partnership did not receive any demands for payment of any actual or contingent liabilities related to these previously owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners, should the need arise.
Therefore, there can be no assurance that sufficient funds will be available.

As of December 31, 1998, the Partnership was not obligated to perform any major capital expenditures. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

The Partnership distributed $150,000 to the Limited Partners on February 10, 1995. On February 15, 1996, the Partnership distributed $150,000 to the Limited Partners. On February 15, 1997, the Partnership distributed $200,100 to the Limited Partners. On February 15, 1998, the Partnership distributed $300,000 to the Limited Partners. On September 30, 1998, the Partnership distributed $300,000 to the Limited Partners. The Managing General Partner anticipates the annual distributions from operating cash flow will continue in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at both the nursing facility and retirement center level.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. The Balance Budget Act of 1997 (the "Act"), enacted in August, 1997, has targeted the Medicare program for reductions in spending growth for skilled nursing facilities over the next five years, primarily through the implementation of the PPS reimbursement system. The Partnership's nursing home facility is scheduled to change to the PPS reimbursement system on January 1, 1999. Management believes that revenues will be lower under PPS reimbursement system; however, management believes that reductions in therapy costs, use of general purchasing agents and other expense reduction measures should in part offset the effect of any rate reductions. The Partnership can give no assurance that payments under such program in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Partnership.



                                    7 of 13

IMPACT OF THE YEAR 2000 ISSUE

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

Life Care Centers of America, the manager of the Partnership, has instituted a number of Year 2000 information technology initiatives designed to insure readiness and compliance with Year 2000 issues for all facilities operated by Life Care Centers of America, including the Partnership, in a timely manner. Acquisition and testing have begun to replace or upgrade facility patient accounting and clinical applications. A committee has also been formed to determine Year 2000 compliance for major equipment and mechanical systems in each facility. It is intended that the committee will assist the facilities with developing contingency plans to deal with any Year 2000 issues not addressed in a timely manner. Finally, full testing of all computing platforms is scheduled for early to mid 1999 at the Partnership's facilities.

Life Care Centers of America has also verified compliance with Year 2000 Issues of all third-party applications used by the Partnership. Based on this verification, the Partnership believes that all third-party applications will be compliant on a timely basis. However, there can be no guarantee that the software replacement projects undertaken by the Partnership upon completion of the above reviews will be successful or that vendors supplying third-party applications to the Partnership will be in compliance as of the end of 1999.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not engage in any transactions exposing the Company to material market risk.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    8 of 13

                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 1998, the General Partners of the Partnership were Consolidated Associates II and WelCare Service Corporation-II ("WSC-II") as Managing General Partner of the Partnership. The executive officers and director of WSC-II who control the affairs of the Partnership, are as follows:


Name and Position            Age    Other Principal Occupations and Other Directorships During the Past 5 Years
-----------------            ---    ---------------------------------------------------------------------------
Forrest L. Preston,          66     Forrest L. Preston has served as a Director and Chairman of the Board of
Director and                        WSC-II since July 1998.  For more than five years prior to the date hereof, Mr.
Chairman of the                     Preston has served as sole owner of Life Care Centers of America, the Manager
Board                               of the Partnership, and numerous other privately owned healthcare facilities.
                                    Mr. Preston does not serve on the Board of Directors of any public company.
John F. McMullan,            62     John F. McMullan has served as President, Secretary and Director of WSC-II
President, Secretary                since July 1998.  For more than five years prior to the date hereof, Mr.
and Director                        McMullan has served as a consultant to Life Care Centers of America, the
                                    Manager of the Partnership, and numerous other healthcare facilities.  Mr.
                                    McMullan is also a certified public accountant.  Mr. McMullan does not serve on the Board of Directors of any public company.


ITEM 11.          EXECUTIVE COMPENSATION

No individual principal or principals as a group received any direct remuneration from the Partnership.

The General Partners are not compensated directly for their services as general partners of the Partnership. See Item 13 and Note 1 to the consolidated financial statements appearing in Item 8 for further discussion of compensation paid to affiliates of the General Partners.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

(A)      Security ownership of certain beneficial owners.

         No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership is the beneficial owner of more than 5% of the Partnership's securities.

(B)      Security ownership of management.

         The General Partners and their management own less than 1%.
         The General Partners are entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Item 8, Note 3)

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1998:

                  Oversight management and management fees                                                  $75,423
                  Administration of partnership activities (1)                                              $72,813


                                    9 of 13

(1) For reimbursement of expenses incurred by affiliates of the Managing General Partner in performing administrative services including investor relations and accounting. See Note 1 to the accompanying consolidated financial statements appearing in Item 8.


                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      The following financial statements are included in Part II, Item 8:

         (1)      Consolidated Financial Statements:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets - as of December 31, 1998 and 1997

                  Consolidated Statements of Operations - for the Years Ended
                      December 31, 1998, 1997 and 1996

                  Consolidated Statements of Partners' Equity (Deficit) - for
                      the Years Ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows - for the Years Ended
                      December 31, 1998, 1997 and 1996

                  Summary of Significant Accounting Policies

                  Notes to Consolidated Financial Statements

         (2) The following financial statement schedule is included in this Form 10-K Report:

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

                  All other schedules are omitted since they are not required, are not applicable or the financial information required is included in the financial statements or notes thereto.

         (3) The following exhibits are incorporated by reference and are an integral part of this Form 10-K:


    Exhibit Number
   (as per Exhibit                                                                                           Page
        Table)                                       Document Description                                   Number
         3.1            Agreement of Limited Partnership of Consolidated Resources Health Care               N/A
                        Fund II, incorporated by reference to Exhibit A to the
                        Registration Statement on Form S-1, as amended, Page
                        A-1, File No. 2-87636, (now File No.
                        0-13415).
         3.2            Amendment to Agreement of Limited Partnership of Consolidated Resources              N/A
                        Health Care Fund II, incorporated by reference to Proxy Statement filed on
                        November 19, 1991, File No. 0-13415.



                                    10 of 13

         3.3            Amendment to Amended and Restated Agreement and Certificate of Limited               N/A
                        Partnership of Consolidated Resources Health Care Fund II, incorporated by reference to Form 10-Q filed on August 19, 1998, File No. 0-13415.
          21            Subsidiaries                                                                          E
          27            Financial Data Schedules (for SEC use only)                                           E
                        E     - Submitted electronically as a separate document
                              herewith the Registrant's Form 10-K

(b)      Reports on Form 8-K:

         None



                                    11 of 13

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


                                    CONSOLIDATED RESOURCES HEALTH CARE FUND II
                                                  (Registrant)

                                    By:      WELCARE SERVICE CORPORATION-II
                                             Managing General Partner

Date: May 11, 1999                  By:      /s/ John F. McMullan
                                       -----------------------------------------
                                             John F. McMullan,
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  May 11, 1999                 By:      /s/ John F. McMullan
                                       -----------------------------------------
                                             John F. McMullan
                                             Sole Director and Principal
                                             Executive Officer of the Managing
                                             General Partner

Date:  May 11, 1999                 By:      /s/ John F. McMullan
                                       -----------------------------------------
                                             John F. McMullan
                                             Chief Financial Officer of the
                                             Managing General Partner



                                    12 of 13

The Partners
Consolidated Resources Health Care Fund II and Subsidiaries

We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the accompanying Schedule II - Valuation and Qualifying Accounts (the "schedule"). These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                             BDO Seidman, LLP



Atlanta, Georgia
April 9, 1999

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                           Consolidated Balance Sheets

December 31,                                                            1998              1997
                                                                    -----------       -----------
Assets

Current
   Cash and cash equivalents (Note 6)                               $   931,079       $   257,310
   Accounts receivable, net of allowance for doubtful accounts
     of $14,562 and $19,035, respectively (Note 5)                      348,459           321,537
   Third-party payor settlement receivable (Note 5)                      97,501           472,017
   Due from related party (Note 1)                                           --           890,000
   Prepaid expenses and other                                            36,177            18,964
                                                                    -----------       -----------

Total current assets                                                  1,413,216         1,959,828
                                                                    -----------       -----------

Property and equipment (Notes 2 and 4)
   Land                                                                 178,609           178,609
   Buildings and improvements                                         6,821,838         6,733,131
   Equipment and furnishings                                            919,370           808,245
                                                                    -----------       -----------
                                                                      7,919,817         7,719,985
Less:  accumulated depreciation                                      (4,604,963)       (4,142,935)
                                                                    -----------       -----------

Net property and equipment                                            3,314,854         3,577,050
                                                                    -----------       -----------

Other
   Restricted escrows and other deposits (Note 2)                       481,088           456,992
   Deferred loan costs, net of accumulated amortization
     of $13,553 and $12,516, respectively                                18,757            19,794
                                                                    -----------       -----------

Total other assets                                                      499,845           476,786
                                                                    -----------       -----------

                                                                    $ 5,227,915       $ 6,013,664
                                                                    ===========       ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                           Consolidated Balance Sheets

December 31,                                                                1998              1997
                                                                         -----------       -----------
Liabilities and Partners' Equity (Deficit)

Current liabilities
   Current maturities of long-term debt obligations (Note 2)             $    78,359       $    75,836
   Accounts payable                                                          223,243           242,484
   Accrued expenses                                                          502,193           375,411
   Accrued management fees substantially all to affiliates (Note 1)          394,918           440,167
   Deposit liabilities                                                        66,049            69,931
                                                                         -----------       -----------

Total current liabilities                                                  1,264,762         1,203,829

Long-term debt obligations, less current
   maturities (Note 2)                                                     4,045,437         4,124,298
                                                                         -----------       -----------

Total liabilities                                                          5,310,199         5,328,127
                                                                         -----------       -----------

Commitments and Contingencies (Notes 5 and 6)

Partners' equity (deficit) (Notes 2 and 3)
   Limited partners                                                           88,575           849,683
   General partners                                                         (170,859)         (164,146)
                                                                         -----------       -----------

Total partners' equity (deficit)                                             (82,284)          685,537
                                                                         -----------       -----------

                                                                         $ 5,227,915       $ 6,013,664
                                                                         ===========       ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                      Consolidated Statements of Operations

Years ended December 31,                                   1998             1997            1996
                                                       -----------       ----------      ----------
Revenue
   Operating revenue (Note 5)                          $ 7,494,640       $8,304,474      $7,189,448
   Interest income                                          35,323           32,154          29,115
                                                       -----------       ----------      ----------

Total revenue                                            7,529,963        8,336,628       7,218,563
                                                       -----------       ----------      ----------

Operating costs and expenses
   Operating expenses                                    6,103,654        6,134,554       5,516,102
   Depreciation and amortization                           466,400          437,665         389,943
   Interest (Note 2)                                       313,126          319,009         323,011
   Management and oversight fees (Note 1)                  539,483          497,528         414,379
   Real estate taxes                                       145,621          126,169         122,642
   Partnership administration costs substantially
     all to affiliates (Note 1)                            129,500          157,628         173,774
                                                       -----------       ----------      ----------

Total operating costs and expenses                       7,697,784        7,672,553       6,939,851
                                                       -----------       ----------      ----------

Net income/(loss)                                         (167,821)      $  664,075      $  278,712
                                                       ===========       ==========      ==========

Net income/(loss) per limited partnership unit         $    (10.74)      $    42.50      $    17.84
                                                       ===========       ==========      ==========

Limited partnership units outstanding                       15,000           15,000          15,000
                                                       ===========       ==========      ==========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

              Consolidated Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 1998, 1997 and 1996

                                                                                       Total
                                                                                      Partners'
                                                                                       Equity
                                                       Limited         General        (Deficit)
                                                       -------         -------        ---------
Partners' equity (deficit), at January 1, 1996        $ 294,707       $(201,857)      $  92,850

   Net income                                           267,564          11,148         278,712

   Distributions (Note 3)                              (150,000)             --        (150,000)
                                                      ---------       ---------       ---------

Partners' equity (deficit), at December 31, 1996        412,271        (190,709)        221,562

   Net income                                           637,512          26,563         664,075

   Distributions (Note 3)                              (200,100)             --        (200,100)
                                                      ---------       ---------       ---------

Partners' equity (deficit), at December 31, 1997        849,683        (164,146)        685,537

   Net income/(loss)                                   (161,108)         (6,713)       (167,821)

   Distributions (Note 3)                              (600,000)             --        (600,000)
                                                      ---------       ---------       ---------

Partners' equity (deficit), at December 31, 1998      $  88,575       $(170,859)      $ (82,284)
                                                      =========       =========       =========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                      Consolidated Statements of Cash Flows


Years ended December 31,                                         1998             1997              1996
                                                              ---------       -----------       -----------
Operating activities
   Net income/(loss)                                          $(167,821)      $   664,075       $   278,712
   Adjustments to reconcile net income/(loss) to cash
     provided by operating activities:
     Depreciation and amortization                              466,400           437,665           389,943
     Loss on disposal of fixed assets                                --            21,807                --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                 (26,922)           21,884           222,544
       Prepaid expenses and other                               (17,213)           (4,404)           29,757
       Accounts payable                                         (19,241)           44,534          (137,290)
       Accrued liabilities and deposit liabilities               77,651            78,361           (33,389)
       Third-party payor settlement receivable                  374,516          (446,393)          (25,624)
                                                              ---------       -----------       -----------

Cash provided by operating activities                           687,370           817,529           724,653
                                                              ---------       -----------       -----------

Investing activities
   Payments for purchases of property and equipment, net       (203,167)         (595,224)         (265,094)
   Net change in restricted escrows and other deposits          (24,096)         (141,980)          (34,766)
                                                              ---------       -----------       -----------

Cash used in investing activities                              (227,263)         (737,204)         (299,860)
                                                              ---------       -----------       -----------

Financing activities
   Principal payments on long-term debt obligations             (76,338)          (72,673)          (50,335)
   Due from related party                                       890,000          (890,000)               --
   Distributions paid to limited partners                      (600,000)         (200,100)         (150,000)
                                                              ---------       -----------       -----------

Cash provided by (used in) financing activities                 213,662        (1,162,773)         (200,335)

Net increase (decrease) in cash and cash equivalents            673,769        (1,082,448)          224,458

Cash and cash equivalents, beginning of year                    257,310         1,339,758         1,115,300
                                                              ---------       -----------       -----------

Cash and cash equivalents, end of year                        $ 931,079       $   257,310       $ 1,339,758
                                                              =========       ===========       ===========

Supplemental Disclosure:
   Cash paid during the year for interest                     $ 313,126       $   319,009       $   323,011
                                                              =========       ===========       ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Summary Of Significant Accounting Policies

Organization

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983 as a limited partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, health care related real properties. Investments in healthcare real property consist of a nursing home and a retirement center in Ohio. During 1998, the average occupancy for the nursing home and retirement center was 90% and 73%, respectively.

Prior to July 16, 1998, the General Partners of the Partnership were WelCare Consolidated Resources Corporation of America, serving as the Corporate General Partner, ("WCRCA" or the "Corporate General Partner"), a Nevada corporation, WelCare Service Corporation-II, serving as Managing General Partner, ("WSC-II" or the "Managing General Partner"), a Georgia corporation, and Consolidated Associates II, ("CA-II"), a Georgia general partnership (collectively the "General Partners"). On January 30, 1997, all of the stock of the Corporate General Partner and the Managing General Partner was sold to Consolidated Partners Corporation, which is wholly-owned by a general partner of CA-II. The General Partners collectively hold a 4% ownership interest in the Partnership. The limited partners hold 15,000 partnership units which comprise 96% ownership in the Partnership.

On July 16, 1998, WCRCA assigned all of its right, title and interest in and to its general partner interest in the Partnership to WSCII. On July 22, 1998, an amendment to Amended and Restated Agreement and Certificate of Limited Partnership was filed reflecting the withdrawal of WCRCA from the partnership and certain other matters. On July 23, 1998 the sole shareholder of the Managing General Partner sold all of its issued and outstanding shares to a third party.

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

The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system ("PPS") for skilled services. The PPS per diem, which would cover routine service, ancillary and capital related costs, will initially be a blended rate based on (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

The Partnership's nursing home is scheduled to change to the PPS reimbursement system January 1, 1999. Management believes that revenues will be lower under PPS; however, reductions in therapy costs, use of general purchasing agents and other expense reduction measures should in part offset the effect of any rate reductions. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company.

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

Reclassifications

Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

New Accounting Pronouncements

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, effective for fiscal years beginning after December 15, 1997, establishes standards for reporting information about operating segments in annual financial statements and interim financial reports issued to shareholders. Generally, certain financial information is required to be reported on the basis that is used internally for evaluating performance of and allocation of resources to operating segments. The Partnership operates two healthcare facilities consisting of a nursing home and a retirement center. The Partnership has aggregated the operating segments of each facility due to similar economic characteristics including the nature of services provided and customer base. The Partnership has determined that this standard did not impact its current practice of reporting operating segment information.

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000, to affect its financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements


1.     Management Fees and Affiliate Transactions

A related company of the minority interest holder manages the nursing home and retirement center for a fee of 5% of gross operating revenues. On July 23, 1998, the minority interest holder acquired the interests of the Managing General Partner in the Partnership. Fees totalling $414,401, $358,667 and $331,034 were paid to the management company for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, an affiliate of the Corporate General Partner was paid an oversight management fee of 1% of gross operating revenue totalling $75,423, $83,127 and $55,712 in 1998, 1997 and 1996,
respectively.

During 1998, 1997 and 1996, the affiliate of the Corporate General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities in the amount of $72,813, $72,813 and $44,364, respectively. These expenses are included in Partnership administration costs on the accompanying Consolidated Statement of Operations.

Accrued management fees consist of amounts payable to affiliates and former affiliates and an unrelated management company and resulted from management fees incurred prior to 1992. During 1996, these amounts were reduced by amounts due from an affiliate of the Corporate General Partner. In 1997, the amounts due from the affiliate of the Corporate General Partner were recovered.

Amounts due from related party at December 31, 1997 include cash held in accounts controlled by the General Partners of the Partnership.

2.   Long-Term Debt Obligations

Long-term debt obligations consisted of:

                                                                                        1998            1997
                                                                                     ----------      ----------
7.5% note related to Mayfair Village Nursing Care Center, collateralized by a first trust deed on land, buildings and furnishing and insured by the U.S.
Department of Housing and Urban Development; payable in monthly installments of
principal and interest of $12,050, due January 1, 2020                               $1,530,877      $1,563,214

7.5% note related to Mayfair Retirement Center, collateralized by a first trust deed on land, buildings and furnishing and insured by the U.S. Department of
Housing and Urban Development; payable in monthly installments of principal and
interest of $20,023, due March 1, 2021                                                2,592,919       2,636,920
                                                                                     ----------      ----------
                                                                                      4,123,796       4,200,134
Less current maturities                                                                  78,359          75,836
                                                                                     ----------      ----------
                                                                                     $4,045,437      $4,124,298
                                                                                     ==========      ==========

          Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements

Future maturities of long-term debt obligations at December 31, 1998 are as follows:

                                                                           Amount
      1999                                                               $   78,359
      2000                                                                   84,125
      2001                                                                   90,656
      2002                                                                   97,695
      2003                                                                  105,279
      Thereafter                                                          3,667,682
                                                                         ----------
                                                                         $4,123,796
                                                                         ==========

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

The fair value of the Partnership's obligations are estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. Carrying values of the Partnerships' financial instruments approximate their fair values at December 31, 1998.

3.   Distributions

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

The Partnership distributed cash of $600,000, $200,100 and $150,000 to the Limited Partners for the years ended December 31, 1998, 1997 and 1996, respectively. Cumulative distributions paid to the Limited Partners as of December 31, 1998 are $3,538,203. No distributions have been made to the General Partners.

4.       Loss on Write-Down of Properties

Prior to 1992, the Partnership recorded write-downs to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Corporate General Partner.

          Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)
                   Notes to Consolidated Financial Statements

The balance of these write-downs and the carrying values of the property and equipment were as follows as of December 31, 1998.

                                         Write Down     Carrying Values
                                         ----------     ---------------
Mayfair Village Nursing Care Center      $1,441,848      $1,200,667
Mayfair Retirement Center                   440,602       2,114,187
                                         ----------      ----------
                                         $1,882,450      $3,314,854
                                         ==========      ==========

5.    Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and Medicare under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. At December 31, 1998 and 1997, estimated third-party payor settlement receivables were $97,501 and $472,017, respectively.

Medicaid and Medicare programs accounted for approximately 63%, 61% and 58% of operating revenue during 1998, 1997 and 1996, respectively.

Accounts receivable, recorded at net realizable value, relate principally to amounts due from both the Ohio Medicaid program and Medicare are as follows:

                                               1998          1997
                                             --------      --------

Ohio Medicaid Program                        $ 38,371      $126,617
Medicare                                     $182,739      $133,864

Amounts due from the Ohio Medicaid program are paid on an interim and final basis generally within 30 to 60 days from date of billing. Amounts due from the Medicare program are generally received within 30 to 90 days on an interim basis with final settlement occurring annually.

6.    Concentrations of Credit Risk

At December 31, 1998, the Partnership had cash on deposit at one bank which exceeded the Federal Deposit Insurance Corporation limit in the aggregate by $667,881.

                                    SCHEDULE

                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1998, 1997 and 1996


                               Balance at         Additions charged to                               Balance at
                            beginning of year      costs and expenses       Deductions (1)           end of year
                            -----------------      ------------------       --------------           -----------
1998
Allowance for
   doubtful accounts             $19,035                  $9,856               $(14,329)                 $14,562
                                 =======                  ======               =========                 =======

1997
Allowance for
   doubtful accounts             $53,554                  $6,671               $(41,190)                 $19,035
                                 =======                  ======               =========                 =======

1996
Allowance for
   doubtful accounts             $73,218                  $   --               $(19,664)                 $53,554
                                 =======                  ======               ========                  =======


(1) Represents direct write-offs of receivables and recoveries of previously written off receivables.