Form 10-Q
period 1999-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1999-06-09
CIK 732247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM             TO
              -----------    -----------

         COMMISSION FILE NUMBER 0-13415


                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
             (Exact name of registrant as specified in its charter)



                       Georgia                                                        58-1542125
            (State or other jurisdiction                                           (I.R.S. Employer
          of incorporation or organization)                                      (Identification No.)



    1175 Peachtree Street, Suite 710, Atlanta, GA                                        31106
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
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    March 31,       December 31,
                                                                       1999              1998
                                                                   -----------       -----------
ASSETS
Current assets:
      Cash and cash equivalents                                    $   957,656       $   931,079
      Accounts receivable, net of allowance for doubtful
      accounts of $42,996 and $14,562                                  688,519           445,960
      Prepaid expenses and other                                        24,537            36,177
                                                                   -----------       -----------
         Total current assets                                        1,670,712         1,413,216
                                                                   ===========       ===========

Property and equipment
      Land                                                             178,609           178,609
      Buildings and improvements                                     6,884,661         6,821,838
      Equipment and furnishings                                        922,285           919,370
                                                                   -----------       -----------
                                                                     7,985,555         7,919,817
                                                                   -----------       -----------

      Accumulated depreciation and amortization                     (4,719,012)       (4,604,963)
                                                                   -----------       -----------
         Net property and equipment                                  3,266,543         3,314,854
                                                                   -----------       -----------

Other
      Restricted escrows and other deposits                            429,930           481,088
      Deferred loan costs, net of accumulated amortization of
         $13,813 and $13,553                                            18,499            18,757
                                                                   -----------       -----------
         Total other assets                                            448,429           499,845
                                                                   -----------       -----------

                                                                   $ 5,385,684       $ 5,227,915
                                                                   ===========       ===========


See accompanying notes to consolidated financial statements.



                                                             March 31,       December 31,
                                                               1999              1998
                                                           -----------       -----------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                 $    78,359       $    75,359
      Accounts payable                                         290,045           223,243
      Accrued expenses                                         395,679           502,193
      Accrued management fees                                  394,918           394,918
      Other liabilities                                        399,336            66,049
                                                           -----------       -----------

         Total current liabilities                           1,558,337         1,264,762
                                                           -----------       -----------

Long-term obligations, less current maturities               4,022,385         4,045,437
                                                           -----------       -----------

         Total liabilities                                   5,580,722         5,310,199
                                                           -----------       -----------

Partners' equity (deficit):
      Limited partners                                         (19,669)           88,575
      General partners                                        (175,369)         (170,859)
                                                           -----------       -----------
         Total partners' equity                               (195,038)          (82,284)
                                                           -----------       -----------

                                                           $ 5,385,684       $ 5,227,915
                                                           ===========       ===========



See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                             Three months ended March 31,
                                                1999             1998
                                            -----------       ----------
Revenue:
      Operating revenues                    $ 1,681,083       $2,036,150
      Interest income                             6,351            3,513
                                            -----------       ----------
         Total revenue                        1,687,434        2,039,663
                                            -----------       ----------



Expenses:
      Operating expenses                      1,557,744        1,734,430
      Depreciation & amortization               114,309          114,743
      Interest                                   77,366           78,840
      Partnership administration costs           50,769           24,858
                                            -----------       ----------
         Total expenses                       1,800,188        1,952,871
                                            -----------       ----------


Net income (loss)                           $  (112,754)      $   86,792
                                            ===========       ==========


Net income (loss) per L.P. unit             $     (7.22)      $     5.55
                                            ===========       ==========


L.P. units outstanding                           15,000           15,000
                                            ===========       ==========



See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                Three months ended March 31,
                                                                    1999              1998
                                                                -----------       -----------
Operating Activities:
      Cash received from residents and government agencies      $ 1,489,682       $ 2,278,773
      Cash paid to suppliers and employees                       (1,261,224)       (1,397,416)
      Interest received                                               6,351             3,513
      Interest paid                                                 (77,366)          (78,840)
      Property taxes paid                                           (42,076)          (58,798)
                                                                -----------       -----------

      Cash provided by (used in) operating activities               115,367           747,232
                                                                -----------       -----------

Investing Activities:
      Additions to property and equipment                           (65,738)          (27,454)

Financing Activities:
      Principal payments on long-term debt                          (23,052)          (12,798)
      Due from related party                                             --           300,000
      Distributions                                                      --          (300,000)
                                                                -----------       -----------
      Cash used in financing activities                             (23,052)          (12,798)
                                                                ===========       ===========

Net increase (decrease) in cash and cash equivalents                 26,577           706,980
Cash and cash equivalents, beginning of period                      931,079           257,310
                                                                -----------       -----------


Cash and cash equivalents, end of period                        $   957,656       $   964,290
                                                                ===========       ===========


See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                            Three months ended March 31,
                                                                1999           1998
                                                             ---------       --------
Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
   Net income (loss)                                         $(112,754)      $ 86,792
   Adjustments to reconcile net income
      to cash provided by (used in)
      operating activities:
          Depreciation and amortization                        114,309        114,742
          Changes in assets and liabilities:
               Accounts receivable                            (242,559)       242,623
               Restricted escrows                               51,158         93,740
               Other current assets                             11,638          4,106
               Accounts payable and accrued liabilities        293,575        205,229
                                                             ---------       --------
Cash provided by operating activities                        $ 115,367       $747,232
                                                             =========       ========


See accompanying notes to consolidated financial statements

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)



                                                                    Total
                                                                    Partners'
                                                                    Capital
                                    Limited         General        (Deficit)
                                   ---------       ---------       ---------
Balance, at December 31, 1997      $ 849,683       $(164,146)      $ 685,537
Net Income                            83,320           3,472          86,792
Distribution                        (300,000)             --        (300,000)
                                   ---------       ---------       ---------
Balance, at March 31, 1998         $ 633,003       $(160,674)      $ 472,329
                                   =========       =========       =========

Balance, at December 31, 1998      $  88,575       $(170,859)      $ (82,284)
Net Income (Loss)                   (108,244)         (4,510)       (112,754)
Distribution                              --              --              --
                                   ---------       ---------       ---------
Balance, at March 31, 1999         $ (19,669)      $(175,369)      $(195,038)
                                   =========       =========       =========



See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II at Post Office Box 8779, Atlanta, Georgia 31106.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                                      Three months ended March 31,

                                                                        1999                 1998
                                                                        ----                 ----
Charged to costs and expenses:
      Property management and oversight
      management fees............................................     $27,443             $20,417
Financial accounting, data processing,
      tax reporting, legal and compliance,
      investor relations and supervision
      of outside services........................................     $50,769             $18,203

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Partnership's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, additional changes in healthcare reimbursement systems and rates, the availability of capital and financing, and other factors affecting the Partnership's business that may be beyond its control.

At March 31, 1999, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

RESULTS OF OPERATIONS

Revenues:

Operating revenue decreased by $355,067 for the quarter ended March 31, 1999 as compared to the same period for the prior year. This decrease is primarily attributable to a decrease in occupied units at the retirement facility, a decrease in the number of Medicare patients at the nursing facility and the implementation of the Medicare prospective payment system (the "PPS"). Despite a slight increase in census at the retirement facility for the current period as compared to the immediately preceding quarter ended December 31, 1998, census at the retirement facility for the current period continued to be less than the census for the same period for the prior year. Census at the nursing facility remained stable during the quarter ended March 31, 1999; however, the nursing facility did experience a decline in the number of Medicare patients. This decline is primarily due to a new rehabilitation/subacute facility that directly competes with the nursing facility for Medicare and managed care patients.

Expenses:

Operating expenses decreased by $176,686 for the quarter ended March 31, 1999 as compared to the same period for the prior year. The decrease is primarily due to reductions in staffing at the nursing facility as a result of the implementation of the PPS reimbursement system on January 1, 1999 and in response to the lower Medicare census.

Liquidity and Capital Resources:

At March 31, 1999, the Partnership held cash and cash equivalents of $957,656, an increase of $26,577 from December 31, 1998. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. Management believes that these facilities should continue to produce positive cash flow in 1999; however, no assurance can be given that the facilities will continue to produce positive cash flow if revenues were to continue to decline.

As of March 31, 1999, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. The Balance Budget Act of 1997 has targeted the Medicare program for reductions in spending growth for skilled nursing facilities over the next five years, primarily through the implementation of the PPS reimbursement system. The Partnership's nursing facility changed to the PPS reimbursement system on January 1, 1999. Operating revenues were lower for the quarter ended March 31, 1999 as compared to the same period for the prior year in part due to the implementation of the PPS reimbursement system. Management believes, however, that continued and increased reductions in therapy costs, the use of general purchasing agents and other expense reduction measures should in part offset the effect of these rate reductions. The Partnership can give no assurance that payments under such program in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Partnership.

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

Life Care Centers of America, the manager of the Partnership, has instituted a number of Year 2000 information technology initiatives designed to insure readiness with Year 2000 issues for all facilities operated by Life Care Centers of America for the Partnership in a timely manner. Acquisition and testing have begun to replace or upgrade facility patient accounting and clinical applications. A committee has also been formed to determine Year 2000 compliance for major equipment and mechanical systems in each facility. It is intended that the committee will assist the facilities with developing contingency plans to deal with any Year 2000 issues not addressed in a timely manner. Finally, full testing of all computing platforms is scheduled for early to mid 1999 at the Partnership's facilities.

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

                           PART II - OTHER INFORMATION

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibit 27 - Financial Data Schedule.


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

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II


                                    By: WELCARE SERVICE CORPORATION - II
                                        Managing General Partner


Date: June 9, 1999                  By: /s/ John F. McMullan
                                       --------------------------
                                       John F. McMullan
                                       Chief Financial Officer


Date: June 9, 1999                  By: /s/ Marilyn M. McMullan
                                       --------------------------
                                       Assistant Secretary