Form 10-Q
period 1999-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1999-08-27
CIK 732247

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    June 30,          December 31,
                                                                      1999                1998
                                                                  -----------         -----------
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 1,027,841         $   931,079
   Accounts receivable, net of allowance for doubtful
   accounts of $42,996 and $14,562                                    640,332             445,960
   Prepaid expenses and other                                          53,918              36,177
                                                                  -----------         -----------
      Total current assets                                          1,722,091           1,413,216
                                                                  ===========         ===========

Property and equipment
   Land                                                               178,609             178,609
   Buildings and improvements                                       6,898,972           6,821,838
   Equipment and furnishings                                          944,038             919,370
                                                                  -----------         -----------
                                                                    8,021,619           7,919,817
                                                                  -----------         -----------

   Accumulated depreciation and amortization                       (4,833,061)         (4,604,963)
                                                                  -----------         -----------
      Net property and equipment                                    3,188,558           3,314,854
                                                                  -----------         -----------

Other
   Restricted escrows and other deposits                              471,296             481,088
   Deferred loan costs, net of accumulated amortization of
      $14,073 and $13,553                                              18,237              18,757
                                                                  -----------         -----------
      Total other assets                                              489,533             499,845
                                                                  -----------         -----------

                                                                  $ 5,400,182         $ 5,227,915
                                                                  ===========         ===========


See accompanying notes to consolidated financial statements.

                                                        June 30,          December 31,
                                                          1999                1998
                                                      -----------         -----------
LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
    Current maturities of long-term debt              $    78,359         $    75,359
    Accounts payable                                      235,590             223,243
    Accrued expenses                                      515,183             502,193
    Accrued management fees                               394,918             394,918
    Other liabilities                                     406,254              66,049
                                                      -----------         -----------

       Total current liabilities                        1,630,304           1,264,762
                                                      -----------         -----------

Long-term obligations, less current maturities          4,002,934           4,045,437
                                                      -----------         -----------

       Total liabilities                                5,633,238           5,310,199
                                                      -----------         -----------

Partners' equity (deficit):
    Limited partners                                      (56,166)             88,575
    General partners                                     (176,890)           (170,859)
                                                      -----------         -----------
       Total partners' equity                            (233,056)            (82,284)
                                                      -----------         -----------

                                                      $ 5,400,182         $ 5,227,915
                                                      ===========         ===========



See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three months ended June 30,            Six Months Ended June 30,
                                             1999               1998               1999               1998
                                         -----------         ----------        -----------         ----------
Revenue:
  Operating revenues                      $ 1,698,697         $1,796,329        $ 3,379,762         $3,832,479
  Interest income                               5,634              7,457             11,985             10,970
                                          -----------         ----------        -----------         ----------
      Total revenue                         1,704,313          1,803,786          3,391,747          3,843,449
                                          -----------         ----------        -----------         ----------

Expenses:
  Operating expenses                        1,519,581          1,538,499          3,077,325          3,272,929
  Depreciation & amortization                 114,309            116,430            228,618            231,173
  Interest                                     76,926             78,458            154,292            157,298
  Partnership administration costs             31,515             31,452             82,284             56,310
                                          -----------         ----------        -----------         ----------
      Total expenses                        1,742,331          1,764,839          3,542,519          3,717,710
                                          -----------         ----------        -----------         ----------

Net income (loss)                         $   (38,018)        $   38,947        $  (150,772)        $  125,739
                                          ===========         ==========        ===========         ==========

Net income (loss) per L.P. unit           $     (2.43)        $     2.49        $     (9.65)        $     8.05
                                          ===========         ==========        ===========         ==========

L.P. units outstanding                         15,000             15,000             15,000             15,000
                                          ===========         ==========        ===========         ==========



See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                          Six months ended June 30,
                                                                          1999                1998
                                                                      -----------         -----------
Operating Activities:
          Cash received from residents and government agencies        $ 3,195,182         $ 4,296,437
          Cash paid to suppliers and employees                         (2,724,488)         (3,243,410)
          Interest received                                                11,985              10,970
          Interest paid                                                  (154,292)           (157,298)
          Property taxes paid                                             (87,320)            (63,239)
                                                                      -----------         -----------

          Cash provided by (used in) operating activities                 241,067             843,460
                                                                      -----------         -----------

Investing Activities:
          Additions to property and equipment                            (101,802)            (91,219)

Financing Activities:
          Principal payments on long-term debt                            (42,503)            (32,345)
          Due from related party                                               --             890,000
          Distributions                                                        --            (300,000)
                                                                      -----------         -----------
          Cash used in financing activities                               (42,503)            577,655
                                                                      ===========         ===========

Net increase (decrease) in cash and cash equivalents                       96,762           1,309,896
Cash and cash equivalents, beginning of period                            931,079             257,310
                                                                      -----------         -----------


Cash and cash equivalents, end of period                              $ 1,027,841         $ 1,567,206
                                                                      ===========         ===========


See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                         Six months ended June 30,
                                                          1999              1998
                                                       ---------         ---------
Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
  Net income (loss)                                    $(150,772)        $(125,739)
  Adjustments to reconcile net income
   to cash provided by (used in)
   operating activities:
     Depreciation and amortization                       228,618           231,173
     Changes in assets and liabilities:
       Accounts receivable                              (194,372)          395,807
       Restricted escrows                                  9,792            68,151
       Other current assets                              (17,741)          (70,930)
       Accounts payable and accrued liabilities          365,542            93,520
                                                       ---------         ---------
Cash provided by operating activities                  $ 241,067         $ 843,460
                                                       =========         =========


See accompanying notes to consolidated financial statements

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                   (UNAUDITED)


                                                                           Total
                                                                         Partners'
                                                                          Capital
                                      Limited           General          (Deficit)
                                     ---------         ---------        ----------
Balance, at December 31, 1997        $ 849,683         $(164,146)        $ 685,537

Net Income                             120,709             5,030           125,739

Distribution                          (300,000)               --          (300,000)
                                     ---------         ---------         ---------
Balance, at June 30, 1998            $ 670,392         $(159,116)        $ 511,276
                                     =========         =========         =========

Balance, at December 31, 1998        $  88,575         $(170,859)        $ (82,284)

Net Income (Loss)                     (144,741)           (6,031)         (150,772)

Distribution                                --                --                --
                                     ---------         ---------         ---------
Balance, at June 30, 1999            $ (56,166)        $(176,890)        $(233,056)
                                     =========         =========         =========


See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                     Six months ended June 30,

                                                        1999           1998
                                                        ----           ----
Charged to costs and expenses:
    Property management and oversight
    management fees ..........................        $34,826        $38,911

Financial accounting, data processing,
    tax reporting, legal and compliance,
    investor relations and supervision
    of outside services ......................        $36,407        $36,406

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

At June 30, 1999, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

RESULTS OF OPERATIONS

Revenues:

Operating revenue decreased by $97,650 for the quarter ended June 30, 1999 as compared to the same period for the prior year and by $452,717 for the six months ended June 30, 1999 as compared to the same period for the prior year. This decrease is primarily attributable to a decrease in occupied units at the retirement facility and a decrease in the number of Medicare and managed care patients at the nursing facility. Census at the retirement facility declined during the current period as a result of increased competition in the market. Census at the nursing facility remained stable during the current period; however, the nursing facility experienced a decline in the number of Medicare and managed care patients. This decline is primarily due to a new rehabilitation/subacute facility that directly competes with the nursing facility for Medicare and managed care patients. In addition, the Medicare occupancy levels at the nursing facility and throughout the industry have been and continue to be adversely impacted due to the implementation of the Medicare prospective payment system ("PPS").

Expenses:

Operating expenses decreased by $18,918 for the quarter ended June 30, 1999 as compared to the same period for the prior year and by $195,604 for the six months ended June 30, 1999 as compared to the same period for the prior year. The decrease is primarily due to reductions in the nursing staff at the retirement center, reductions in employee turnover and rehabilitation staffing costs at the nursing facility and reductions in the pharmacy, dietary and medical supplies expenses at the nursing facility. In addition, the workers' compensation expense of the nursing facility decreased significantly due to a premium rebate of 75% for the current period.

Liquidity and Capital Resources:

At June 30, 1999, the Partnership held cash and cash equivalents of $1,027,841, an increase of $69,885 from March 31, 1998. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. Management believes that these facilities should continue to produce positive cash flow in 1999; however, no assurance can be given that the facilities will continue to produce positive cash flow if revenues continue to decline.

As of June 30, 1999, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. The Balance Budget Act of 1997 has targeted the Medicare program for reductions in spending growth for skilled nursing facilities over the next five years, primarily through the implementation of the PPS reimbursement system. The Partnership's nursing facility changed to the PPS reimbursement system on January 1, 1999. Operating revenues were lower for the quarter ended June 30, 1999 as compared to the same period for the prior year in part due to the implementation of the PPS reimbursement system. Management believes, however, that continued and increased reductions in therapy costs, the use of general purchasing agents and other expense reduction measures should in part offset the effect of these rate reductions. The Partnership can give no assurance that payments under such program in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Partnership.

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

Life Care Centers of America, the manager of the Partnership, has instituted a number of Year 2000 information technology initiatives designed to insure readiness and compliance with Year 2000 issues for all facilities operated by Life Care Centers of America for the Partnership in a timely manner. Acquisition and testing have begun to replace or upgrade facility patient accounting and clinical applications. A committee has also been formed to determine Year 2000 compliance for major equipment and mechanical systems in each facility. It is intended that the committee will assist the facilities with developing contingency plans to deal with any unforeseen internal or third party Year 2000 issues not addressed in a timely manner. Finally, full testing of all computing platforms has been substantially completed at the Partnership's facilities.

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

                           CONSOLIDATED RESOURCES HEALTH CARE FUND II

                                    By:     WELCARE SERVICE CORPORATION - II
                                            Managing General Partner

Date: August 27, 1999                       By:      /s/ John F. McMullan
                                                     --------------------
                                                     John F. McMullan
                                                     Chief Financial Officer

Date: August 27, 1999                       By:      /s/ Marilyn M. McMullan
                                                     -----------------------
                                                     Assistant Secretary