Form 10-Q
period 1999-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 1999-12-07
CIK 732247

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I. FINANCIAL INFORMATION

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                September 30,       December 31,
                                                                                    1999                1998
                                                                                -------------       ------------

ASSETS
Current assets:
      Cash and cash equivalents                                                  $  1,232,547       $    931,079
      Accounts receivable, net of allowance for doubtful accounts
      of $42,996 and $14,562                                                          243,907            445,960
      Prepaid expenses and other                                                       57,024             36,177
                                                                                 ------------       ------------
         Total current assets                                                       1,533,478          1,413,216
                                                                                 ============       ============

Property and equipment
      Land                                                                            178,609            178,609
      Buildings and improvements                                                    6,870,961          6,821,838
      Equipment and furnishings                                                       981,995            919,370
                                                                                 ------------       ------------
                                                                                    8,031,565          7,919,817
                                                                                 ------------       ------------

      Accumulated depreciation and amortization                                    (4,904,113)        (4,604,963)
                                                                                 ------------       ------------
         Net property and equipment                                                 3,127,452          3,314,854
                                                                                 ------------       ------------

Other
      Restricted escrows and other deposits                                           406,129            481,088
      Deferred loan costs, net of accumulated amortization of
         $14,332 and $13,553                                                           17,979             18,757
                                                                                 ------------       ------------
         Total other assets                                                           424,108            499,845
                                                                                 ------------       ------------

                                                                                 $  5,085,038       $  5,227,915
                                                                                 ============       ============

See accompanying notes to consolidated financial statements.

                                                                                 September 30,      December 31,
                                                                                     1999               1998
                                                                                 ------------       ------------

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
      Current maturities of long-term debt                                       $     83,261       $     78,359
      Accounts payable                                                                259,902            223,243
      Accrued expenses                                                                349,346            502,193
      Accrued management fees                                                         394,918            394,918
      Other liabilities                                                               236,722             66,049
                                                                                 ------------       ------------

         Total current liabilities                                                  1,324,149          1,264,762
                                                                                 ------------       ------------

Long-term obligations, less current maturities                                      3,983,116          4,045,437
                                                                                 ------------       ------------

         Total liabilities                                                          5,307,265          5,310,199
                                                                                 ------------       ------------

Partners' equity (deficit):
      Limited partners                                                                (45,770)            88,575
      General partners                                                               (176,457)          (170,859)
                                                                                 ------------       ------------
         Total partners' equity                                                      (222,227)           (82,284)
                                                                                 ------------       ------------

                                                                                 $  5,085,038       $  5,227,915
                                                                                 ============       ============

See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three months ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                  1999             1998             1999              1998
                                              -----------      -----------       -----------       -----------

Revenue:
   Operating revenues                         $ 1,706,379      $ 1,941,607       $ 5,086,141       $ 5,774,086
   Interest income                                  5,816           13,025            17,801            23,995
                                              -----------      -----------       -----------       -----------
        Total revenue                           1,712,195        1,954,632         5,103,942         5,798,081
                                              -----------      -----------       -----------       -----------

Expenses:
   Operating expenses                           1,479,403        1,802,886         4,556,728         5,075,815
   Depreciation & amortization                    120,616          115,026           349,232           346,199
   Interest                                        76,600           78,154           230,892           235,452
   Partnership administration costs                24,749           18,204           107,033            74,514
                                              -----------      -----------       -----------       -----------

        Total expenses                          1,701,366        2,014,270         5,243,885         5,731,980
                                              -----------      -----------       -----------       -----------

Net income (loss)                             $    10,829      $   (59,638)      $  (139,943)      $    66,101
                                              ===========      ===========       ===========       ===========

Net income (loss) per L.P. unit               $      0.69      $     (3.82)      $     (8.96)      $      4.23
                                              ===========      ===========       ===========       ===========

L.P. units outstanding                             15,000           15,000            15,000            15,000
                                              ===========      ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 Nine months ended September 30,
                                                                                     1999               1998
                                                                                 ------------       ------------

Operating Activities:
     Cash received from residents and government agencies                        $  5,363,153       $  6,121,316
     Cash paid to suppliers and employees                                          (4,495,719)        (4,941,586)
     Interest received                                                                 17,801             23,995
     Interest paid                                                                   (230,892)           235,452
     Property taxes paid                                                             (134,405)            93,703
                                                                                 ------------       ------------

     Cash provided by (used in) operating activities                                  519,938            874,570
                                                                                 ------------       ------------

Investing Activities:
     Additions to property and equipment                                             (161,051)          (177,717)

Financing Activities:
     Principal payments on long-term debt                                             (57,419)           (76,917)
     Due from related party                                                                --            890,000
     Distributions                                                                         --           (600,000)
                                                                                 ------------       ------------
     Cash (used) received in financing activities                                     (57,419)           213,083
                                                                                 ============       ============

Net increase (decrease) in cash and cash equivalents                                  301,468            909,936
Cash and cash equivalents, beginning of period                                        931,079            257,310
                                                                                 ------------       ------------

Cash and cash equivalents, end of period                                         $  1,232,547       $  1,167,246
                                                                                 ============       ============

See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  Nine months ended September 30,
                                                                       1999              1998
                                                                  ------------       ------------

Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
   Net income (loss)                                              $   (139,943)      $     66,101
   Adjustments to reconcile net income
      to cash provided by (used in)
      operating activities:
          Depreciation and amortization                                349,232            346,199
          Changes in assets and liabilities:
              Accounts receivable                                      202,053            325,909
              Restricted escrows                                        74,959             21,319
              Other current assets                                     (20,848)           (19,219)
              Accounts payable and accrued liabilities                  54,485            134,261
                                                                  ------------       ------------
Cash provided by operating activities                             $    519,938       $    874,570
                                                                  ============       ============

See accompanying notes to consolidated financial statements

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                                  (UNAUDITED)

                                                                                     Total
                                                                                   Partners'
                                                                                    Capital
                                                Limited           General          (Deficit)
                                              -----------       -----------       -----------

Balance, at December 31, 1997                 $   849,683       $  (164,146)      $   685,537
Net Income                                        120,709             5,030           125,739
Distribution                                     (300,000)               --          (300,000)
                                              -----------       -----------       -----------
Balance, at September 30, 1998                $   670,392       $  (159,116)      $   511,276
                                              ===========       ===========       ===========

Balance, at December 31, 1998                 $    88,575       $  (170,859)      $   (82,284)
Net Income (Loss)                                (134,345)           (5,598)         (139,943)
Distribution                                           --                --                --
                                              -----------       -----------       -----------
Balance, at September 30, 1999                $   (45,770)      $  (176,457)      $  (222,227)
                                              ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                                      Nine months ended September 30,

                                                                         1999                1998
                                                                         ----                ----

Charged to costs and expenses:
      Property management and oversight
      management fees............................................       $51,813             $54,351

Financial accounting, data processing,
      tax reporting, legal and compliance,
      investor relations and supervision
      of outside services........................................       $54,610             $57,115

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

At September 30, 1999, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

RESULTS OF OPERATIONS

Revenues:

Operating revenue decreased by $687,945 for the quarter ended September 30, 1999 as compared to the same period for the prior year and by $235,228 for the nine months ended September 30, 1999 as compared to the same period for the prior year. This decrease is primarily attributable to continued low levels in occupied units at the retirement facility and a decrease in the number of Medicare and managed care patients at the nursing facility. Occupancy levels at the retirement facility declined as compared to last year as a result of continued heavy competition in the market. Census at the nursing facility remained stable during the current period; however, the nursing facility experienced a continued decline in the number of Medicare and managed care patients as a result of competition. In addition, the Medicare occupancy levels at the nursing facility and throughout the industry have been and continue to be adversely impacted due to the implementation of the Medicare prospective payment system ("PPS").

Expenses:

Operating expenses decreased by $323,483 for the quarter ended September 30, 1999 as compared to the same period for the prior year and by $519,087 for the nine months ended September 30, 1999 as compared to the same period for the prior year. The decrease is primarily due to reductions in the nursing staff at the retirement center, reductions in the pharmacy, dietary and medical supplies expenses at the nursing facility and reductions in dietary contract services and management fees at the retirement center resulting from occupancy declines.

Liquidity and Capital Resources:

At September 30, 1999, the Partnership held cash and cash equivalents of $1,232,547, an increase of $204,706 from June 30, 1998. During the third quarter, the nursing center had surplus cash under the HUD mandatory operating reserves requirements of $187,000 and distributed $125,000 of this cash to the Partnership. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities must be maintained in accordance with operating reserves established by HUD.

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

As of September 30, 1999, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. The Balance Budget Act of 1997 has targeted the Medicare program for reductions in spending growth for skilled nursing facilities over the next five years, primarily through the implementation of the PPS reimbursement system. The Partnership's nursing facility changed to the PPS reimbursement system on January 1, 1999. Management believes that continued and increased reductions in therapy costs, the use of general purchasing agents and other expense reduction measures should in part offset the effect of any rate reductions arising from the PPS reimbursement system. The Partnership can give no assurance that payments under such program in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Partnership.

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

Life Care Centers of America, the manager of the Partnership, has instituted a number of Year 2000 information technology initiatives designed to insure readiness and compliance with Year 2000 issues for all facilities operated by Life Care Centers of America for the Partnership in a timely manner. Acquisition, testing and implementation of replacements and upgrades in facility patient accounting and clinical applications have been completed. A committee has also been formed to determine Year 2000 compliance for major equipment and mechanical systems in each facility. It is intended that the committee will assist the facilities with developing contingency plans to deal with any unforeseen internal or third party Year 2000 issues not addressed in a timely manner. Finally, full testing of all computing platforms has been substantially completed at the Partnership's facilities.

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

Costs associated with the Partnership's Year 2000 review and compliance have been estimated to be approximately $49,500 per facility. The majority of this cost will be incurred at implementation of corrections to the facilities' equipment and software.

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

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II

                                    By:  WELCARE SERVICE CORPORATION - II
                                         Managing General Partner



Date: December 7, 1999              By:  /s/ John F. McMullan
                                         --------------------------------------
                                         John F. McMullan
                                         Chief Financial Officer



Date: December 7, 1999              By:  /s/ Marilyn M. McMullan
                                         --------------------------------------
                                         Assistant Secretary