Form 10-K
period 1999-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2000-10-26
CIK 732247

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

         For the fiscal year ended     December 31, 1999
                                    ----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

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

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Of the registrant's 15,000 Limited Partnership Units, 14,970 are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units and transfers of units are subject to certain restrictions. Documents Incorporated by Reference: See Index to Exhibits on pages 11-12.


                                                                         1 of 12

                                     PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 1999, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner").

On December 7, 1983, the Partnership offered for sale $15,000,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership.

The Partnership's primary business and only industry segment is to own, operate and ultimately dispose of a portfolio of health care related real properties for the benefit of its Limited Partners. At December 31, 1999, 1998 and 1997, the Partnership owned and operated two health care facilities, a nursing home and a retirement center, both located in Columbus, Ohio.

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

As of December 31, 1999, the Partnership employed approximately 143, including administrative, nursing, dietary, social services and maintenance personnel.

The services provided at the Partnership's nursing home consist of long-term nursing care. Nursing care consists of 24-hour medical services prescribed by the resident's physician as well as assistance or supervision with daily activities such as dressing, grooming, bathing, medication and dietary needs. The retirement center owned by the Partnership provides apartment living for ambulatory senior citizens who do not require assistance in their daily activities.

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

Medicaid reimbursement formulas vary by state and are established in accordance with Federal guidelines. Typically, Medicaid provides for reimbursement for nursing home care of an all-inclusive nature up to specified limits based on historical costs, with adjustments for inflation. Federal law requires that Medicaid reimbursement rates be reasonable and adequate to meet the costs that must be incurred by efficiently and economically operated facilities in order to provide care and services in conformity with applicable laws, regulations and quality and safety standards. Medicaid payments generally are set prospectively for each facility.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions. Each of these factors may materially increase or decrease program payments to long-term care facilities and could adversely affect the operations of the Partnership's nursing facility. In the operation and sale of properties, the Partnership competes with a number of individuals and entities, including large,


                                                                         2 of 12
national nursing home chains and small, locally owned geriatric facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The Partnership believes that the quality of care provided, the reputation and physical appearance of its facilities and, in the case of private pay patients, charges for services, are significant competitive factors which add to the success of a facility. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition by continually improving the appearance of and the quality of services provided at its facilities, establishing a reputation within the local medical communities for providing competent care services and continually evaluating the needs of the community and services offered by other health care providers.

All patient and resident revenue derived by the retirement facility is received from private sources. The nursing facility, however, receives patient revenue from both the public and private sector. The following table sets forth information regarding the average daily census and sources of patient and resident revenues at the Partnership's nursing facility:


                                                                              Revenues for
                                         Average Daily Census for              Year Ended        Percentages
                                                Year Ended                    December 31,         of Total
                                            December 31, 1999                     1999             Revenues
                                 -----------------------------------------    ------------       ------------
                                     Number of          Percent of Total
                                 Patients/Residents    Patients/Residents
Medicaid                               53.4                   56.9%             2,452,526             44.5%
Private Pay                            30.0                   32.0%             1,697,051             30.8%
Medicare                                7.2                    7.7%             1,103,451             20.0%
HMO/Other                               3.2                    3.4%               259,943              4.7%
Miscellaneous                             0                      0%                (5,045)*
                                                                                                         0%
                                       ----                   ----              ---------             ----
Total                                  93.8                    100%             5,507,926              100%

*Bad debts of $35,434 minus other income of $30,389.

Because of regular changes in the census mix (i.e. private pay vs. government reimbursed patients), the occupancy required for a nursing facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can significantly reduce the break-even point due to a higher reimbursement rate. The overall occupancy rate for the nursing facility in 1999 was 93.8%. The 1999 break-even occupancy figure for the nursing facility after depreciation and amortization is estimated to be approximately 90%. Thus, the nursing facility met its estimated break-even occupancy for 1999.

The retirement center is much like an apartment complex with additional services provided to attract the elderly including limited transportation, housekeeping and food services. The Partnership's retirement center has a net cash flow break-even occupancy ranging from 75% to 80%. During 1999, the retirement center had an occupancy rate of 69.2%. Therefore, it did not meet its break-even occupancy level.

ITEM 2.  PROPERTIES

The following table sets forth the investment portfolio of the Partnership at December 31, 1999. The buildings of the projects and the land on which they are located are beneficially owned by the Partnership in fee, subject in each case to a first deed of trust as set forth more fully in Item 8, Note 2.


                                                                        3 of 12

                          Properties (dollars in 000's)

         Property                Secured        Acquisition           Net            Occupancy         Date
                                  Debt              Cost              Book            Rate in        Acquired
                                                                    Value(1)           1999
Mayfair Village                  $1,496            $4,774            $1,090            93.8%        February 1985
  Nursing Care Center
  Columbus, OH
  100 Licensed
  Nursing Home
  Beds

Mayfair Retirement               $2,546            $4,824            $1,904            69.2%        February 1985
  Center                                           ------            ------
  Columbus, OH
  91 Units

Total                            $4,042            $9,598            $2,994
                                 ======            ======            ======

(1) A provision was made prior to 1991 to write down each facility to its estimated net realizable value or estimated fair value at the time of the write-down as determined by WelCare Consolidated Resources Corporation of America, the corporate general partner at the time of this write-down. (See Item 8, Note 4). These values reflect this write-down.

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 1999, the Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND SECURITY HOLDER MATTERS

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B)      Title of Class                           Number of Record Unit Holders
         --------------                           -----------------------------

         Limited Partner Units                    1,258 as of 03/31/00


(C) No cash was distributed to the Limited Partners during 1999. There have been no distributions to the General Partners. There were total distributions of $600,000 and $200,100 paid to the Limited Partners in 1998 and 1997, respectively. Cumulative distributions paid to the Limited Partners as of December 31, 1998 and December 31, 1999 were $3,538,203. Future distributions are dependent on the Partnership's ability to meet its ongoing obligations. See Liquidity and Capital Resources section of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of distributions.


                                                                         4 of 12

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Partnership and notes thereto appearing in Item 8.

                                                                 Years Ended December 31,
                                                        (dollars in 000's, except per unit figures)
                                       -------------------------------------------------------------------------------------
Statements of
Operations                               1999               1998               1997                1996              1995
-------------                          --------          ---------           ---------          ---------          ---------
Operating revenue                      $ 6,700           $   7,495           $   8,304          $   7,189          $   6,623

Income (Loss) before                      (245)               (168)                664                279                175
extraordinary gain

Net income (Loss)                         (245)               (168)                664                279              5,827

Income (Loss) before                    (15.66)             (10.74)              42.50              17.84              11.21
extraordinary gain per
weighted average Limited
Partnership Unit

Net income (Loss) per                   (15.66)             (10.74)              42.50              17.84             372.93
weighted average Limited
Partnership Unit

Distribution paid per                       --               40.00               13.34              10.00              10.00
weighted average Limited
Partnership Unit


                                                                 At December 31,
                                                                (dollars in 000's)
                                  ------------------------------------------------------------------------------------------
       Balance Sheet                1999                    1998                1997              1996              1995
       -------------              --------                 --------           --------          --------           --------
Property and equipment, net       $2,994                    $3,315              $3,577            $3,440            $3,564

Total assets                       4,890                     5,228               6,014             5,499             5,592


Long-term debt obligations,        3,957                     4,045               4,124             4,206             4,261
less current maturities

Partners' equity (deficit)          (327)                      (82)                686               222                93



                                                                         5 of 12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Certain statements contained in this Management's Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may prove ultimately to be inaccurate. Actual events and results may differ materially from anticipated results described in such statements. The Partnership's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, changes in healthcare reimbursement systems and rates, the availability of capital and financing, and other factors affecting the Partnership's business that may be beyond its control.

RESULTS OF OPERATIONS

         REVENUE:

         1999 compared to 1998

Operating revenues decreased $794,757 in 1999 as compared to 1998. The decrease was attributable primarily to a decrease in occupied units and a reduction in Medicare and Medicaid revenues. Accounts receivable, recorded at net realizable value, due from the Ohio Medicaid Program and Medicare fell from $38,371 in 1998 to $16,769 in 1999 and from $182,739 in 1998 to $110,326 in 1999, respectively.
Medicaid and Medicare programs counted for a lower percentage of operating revenues during 1999 than in 1998 due to significant changes in government reimbursement programs and continued competition from a new rehabilitation/subacute facility.

         1998 compared to 1997

Operating revenues decreased $809,834 in 1998 as compared to 1997. The decrease was attributable primarily to a decrease in occupied units and a shift in Medicare revenues. Census at the nursing facility remained stable during the year ended December 31, 1998; however, the nursing facility did experience a decline in the number of Medicare patients. This decline was due primarily to a new rehabilitation/subacute facility that directly competes with the nursing facility for Medicare and managed care patients. There was a continuing decline in census at the retirement facility during the last nine months of the year ended December 31, 1998.

         EXPENSES:

         1999 compared to 1998

Operating expenses decreased $494,823 in 1999 as compared to 1998. The significant decrease was attributable primarily to reductions in staffing at the nursing center resulting from the implementation of the Medicare PPS and in continuing response to the lower Medicare census.

         1998 compared to 1997

Operating expenses decreased $30,900 in 1998 as compared to 1997. The slight decrease was attributable primarily to reductions in staffing at the nursing center in preparation for the implementation of the Medicare PPS on January 1, 1999 and in response to the lower Medicare census.


                                                                         6 of 12

         NET INCOME (LOSS):

         1999 compared to 1998

For the fiscal year ended December 31, 1999, the Partnership suffered a net loss of $244,752, and for the fiscal year ended December 31, 1998, the Partnership had a net loss of $167,821. The net loss in 1999 was attributable primarily to a substantial decrease in operating revenue in 1999 of $794,757 despite a significant decrease of $714,493 in operating costs and expenses from $7,697,784 as of December 31, 1998 to $6,983,291 as of December 31, 1999. This significant decrease in operating costs and expenses was due primarily to decreases in staffing as described above, management and oversight fees and real estate taxes.

         1998 compared to 1997

For the fiscal year ended December 31, 1998, the Partnership suffered a net loss of $167,821, whereas for the fiscal year ended December 31, 1997, the Partnership had a net income of $664,075. The net loss in 1998 was attributable primarily to a decrease in operating revenue of $809,834. The total operating costs and expenses increased slightly from $7,672,553 as of December 31, 1997 to $7,697,784 as of December 31, 1998. This slight increase was due primarily to increases in operating expenses, management and oversight fees, and real estate taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Partnership held cash and cash equivalents of $1,161,934, an increase of $230,855 from the amount held at December 31, 1998. The cash balance, which is held in accounts controlled by the General Partners of the Partnership, will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by the U.S. Department of Housing and Urban Development ("HUD"). At December 31, 1999, the balance of HUD reserved cash at the facilities was $458,482, which is equal to the mortgage escrow and reserve for replacement accounts.

The Partnership believes that it will produce sufficient cash flow to meet its ongoing operations needs associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third-party reimbursements from the operation of facilities previously owned by the Partnership in Colorado. During 1999, the Partnership did not receive any demands for payment of any actual or contingent liabilities related to these previously-owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners, should the need arise. Therefore, there can be no assurance that sufficient funds will be available.

As of December 31, 1999, the Partnership was not obligated to perform any major capital expenditures. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

No cash was distributed to the General Partners or the Limited Partners during the year ended December 31, 1999. Due to efforts of the Managing General Partner, the Partnership distributed $200,100 to the Limited Partners on February 15, 1997. On February 15, 1998, the Partnership distributed $300,000 to the Limited Partners. On September 30, 1998, the Partnership distributed $300,000 to the Limited Partners. No funds were distributed during 1999. Cumulative distributions paid to the Limited Partners as of December 31, 1999 were $3,538,203. The Managing General Partner desires to make annual distributions from operating cash flow in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at both the nursing facility and retirement center level.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. The Balanced Budget Act of


                                                                         7 of 12

1997 (the "Act"), enacted in August, 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over four or five years, primarily through the implementation of the Medicare prospective payment system (the "Medicare PPS") for skilled services. The Medicare PPS per diem, which would cover routine service, ancillary and capital-related costs, initially will be a blended rate based on (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

The Partnership's nursing home facility changed to the Medicare PPS on January 1, 1999. Implementation of the Medicare PPS contributed to the decrease in revenues in 1999, even though the facility-specific Medicare rate for 1999 of $379.77 provided the facility with approximately $260,000 in additional revenue compared to payments based on the full federal rates. Effective October 1, 2000, all facilities in our industry received a 4% increase in Medicare per diem payment, and additionally, effective April 1, 2000, 15 Resource Utilization Group ("RUG") categories, including our nursing home facility, received a 20% increase. The 20% per diem add-on to 15 RUG categories and the 4% across the board increase in payment, another of which will be effective on October 1, 2001, are expected to lessen the impact of the transition to the Medicare PPS.

The nursing home facility was able to reduce its expenses from 1998 to 1999. The following table compares Medicare cost per day in 1999, the first year under Medicare PPS, to the Medicare cost per day for 1998, the last year under Medicare cost based reimbursement:

         Category               1998 Medicare Cost        1999 Medicare Cost
                                     Per Day                   Per Day                  Cost Decrease
                                -------------------       --------------------          -------------
Routine Nursing                   $   176.90                $   167.76                   $     9.14
Inpatient Rehabilitation          $   213.31                $    93.19                   $   120.12
Other Inpatient                   $    76.80                $    29.07                   $    47.73
Total                             $   467.01                $   290.02                   $   176.99

Management believes that revenues will continue to be lower under the Medicare PPS; however, management believes that reductions in therapy costs, use of general purchasing agents and other expense reduction measures should in part offset the effect of any rate reductions. The Partnership can give no assurance that payments under such program in the future will remain at a level comparable to the present level or increase. Any decreases in the level of payments could have a material adverse effect on the Partnership.

The nursing facility experienced a decline in the number of Medicare patients. This decline is due primarily to a new rehabilitation/subacute facility that directly competes with the nursing facility for Medicare and managed care patients. The facility does not expect to have any material change in Medicare occupancy.

IMPACT OF THE YEAR 2000 ("Y2K") ISSUE

Although much contingency planning was done for any possible Y2K issues, no problems materialized. Therefore, there were no material costs associated with addressing any Y2K issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not engage in any transactions exposing the Partnership to material market risk.


                                                                         8 of 12

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data begin on page F-2 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The Partnership does not have officers or directors. At December 31, 1999, the General Partners of the Partnership were Consolidated Associates II and WelCare Service Corporation-II ("WSC-II") as Managing General Partner of the Partnership. The executive officers and director of WSC-II who control the affairs of the Partnership, are as follows:

Name and Position           Age    Other Principal Occupations and Other Directorships During the Past 5 Years
-----------------           ---    ---------------------------------------------------------------------------
Forrest L. Preston,          67    Forrest L. Preston has served as a Director and Chairman of the Board of WSC-II
Director and Chairman of           since July, 1998.  For more than five years prior to the date hereof, Mr.
the Board                          Preston has served as sole owner of Life Care Centers of America, the Manager of the Partnership, and numerous other privately owned healthcare facilities.
                                   Mr. Preston does not serve on the Board of Directors of any public company.

John F. McMullan,            63    John F. McMullan has served as President, Secretary and Director of WSC-II
President, Secretary and           since July, 1998.  For more than five years prior to the date hereof, Mr.
Director                           McMullan has served as a consultant to Life Care Centers of America, the
                                   Manager of the Partnership, and numerous other healthcare facilities.  Mr.
                                   McMullan is also a certified public accountant.  Mr. McMullan does not serve on the Board of Directors of any public company.

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

The General Partners are entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Item 8, Note 3).

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


                                                                         9 of 12

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates in 1999:

                  Oversight management and management fees             $403,767
                           Paid at the Fund II level (1)               $ 68,876
                           Paid by the facilities (1)                  $334,891
                  Administration of partnership activities (1)         $130,617

Partnership administration costs during 1999 of $130,617 includes $72,813 paid to affiliates, with the remainder paid to non-affiliates.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Part II, Item 8:

         (1)      Consolidated Financial Statements:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets - as of December 31, 1999 and 1998

                  Consolidated Statements of Operations - for the Years Ended
                    December 31, 1999, 1998 and 1997

                  Consolidated Statements of Partners' Equity (Deficit) - for
                    the Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows - for the Years Ended
                    December 31, 1999, 1998 and 1997

                  Summary of Significant Accounting Policies

                  Notes to Consolidated Financial Statements

         (2) The following financial statement schedule is included in this Form 10-K Report:

                  Schedule II - Valuation and Qualifying Accounts for the
                    years ended December 31, 1999, 1998 and 1997

                  All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the financial statements or notes thereto.


                                                                        10 of 12

         (3) The following exhibits are incorporated by reference and are an integral part of this Form 10-K:

    Exhibit Number                                                                                       Page
(as per Exhibit Table)                                Document Description                               Number
----------------------                                --------------------                               ------
         3.1            Agreement of Limited Partnership of Consolidated Resources Health Care Fund        N/A
                        II, incorporated by reference to Exhibit A to the Registration Statement on
                        Form S-1, as amended, Page A-1, File No. 2-87636, (now File No. 0-13415).

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

         None.


                                                                        11 of 12

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

                               CONSOLIDATED RESOURCES HEALTH CARE FUND II
                                             (Registrant)

                               By:  WELCARE SERVICE CORPORATION-II
                                    Managing General Partner

Date:  October 25, 2000        By:  /s/ John F. McMullan
                                    -----------------------------------------
                                    John F. McMullan, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  October 25, 2000        By:  /s/ John F. McMullan
                                    -------------------------------------------
                                    John F. McMullan
                                    Sole Director and Principal Executive
                                    Officer of the Managing General Partner

Date:  October 25, 2000        By:  /s/ John F. McMullan
                                    -------------------------------------------
                                    John F. McMullan
                                    Chief Financial Officer of the Managing
                                    General Partner


                                                                        12 of 12

The Partners
Consolidated Resources Health Care Fund II and Subsidiaries

We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the accompanying Schedule II - Valuation and Qualifying Accounts (the "schedule"). These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                                         BDO Seidman, LLP



Atlanta, Georgia
February 9, 2000

          Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                           Consolidated Balance Sheets

December 31,                                                              1999                  1998
                                                                       -----------           -----------

Assets

Current
  Cash and cash equivalents (Note 6)                                   $ 1,161,934           $   931,079
  Accounts receivable, net of allowance for doubtful accounts
    of $7,153 and $14,562, respectively (Note 5)                           175,980               348,459
  Third-party payor settlement receivable (Note 5)                              --                97,501
  Prepaid expenses and other                                                13,400                36,177
                                                                       -----------           -----------

Total current assets                                                     1,351,314             1,413,216
                                                                       -----------           -----------

Property and equipment (Notes 2 and 4)
  Land                                                                     178,609               178,609
  Buildings and improvements                                             6,870,960             6,821,838
  Equipment and furnishings                                                973,896               919,370
                                                                       -----------           -----------
                                                                         8,023,465             7,919,817
Less: accumulated depreciation                                          (5,029,530)           (4,604,963)
                                                                       -----------           -----------

Net property and equipment                                               2,993,935             3,314,854
                                                                       -----------           -----------

Other
  Restricted escrows and other deposits (Note 2)                           526,931               481,088
  Deferred loan costs, net of accumulated amortization
    of $14,593 and $13,555, respectively                                    17,720                18,757
                                                                       -----------           -----------

Total other assets                                                         544,651               499,845
                                                                       -----------           -----------

                                                                       $ 4,889,900           $ 5,227,915
                                                                       ===========           ===========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                           Consolidated Balance Sheets


December 31,                                                                        1999                       1998
                                                                                 -----------                -----------
Liabilities and Partners' Equity (Deficit)

Current liabilities
  Current maturities of long-term debt obligations (Note 2)                      $    83,938                $    78,359
  Accounts payable                                                                   116,302                    223,243
  Accrued expenses                                                                   585,727                    502,193
  Accrued management fees substantially all to affiliates (Note 1)                   394,918                    394,918
  Deposit liabilities                                                                 68,321                     66,049
  Due to related party (Note 1)                                                       10,385                         --
                                                                                 -----------                -----------

Total current liabilities                                                          1,259,591                  1,264,762

Long-term debt obligations, less current maturities (Note 2)                       3,957,345                  4,045,437
                                                                                 -----------                -----------

Total liabilities                                                                  5,216,936                  5,310,199
                                                                                 -----------                -----------

Commitments and Contingencies (Notes 5 and 6)

Partners' equity (deficit) (Notes 2 and 3)
  Limited partners                                                                  (146,387)                    88,575
  General partners                                                                  (180,649)                  (170,859)
                                                                                 -----------                -----------

Total partners' equity (deficit)                                                    (327,036)                   (82,284)
                                                                                 -----------                -----------

                                                                                 $ 4,889,900                $ 5,227,915
                                                                                 ===========                ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                      Consolidated Statements of Operations


Years ended December 31,                                                1999                 1998                  1997
                                                                    -----------           -----------           ----------
Revenue
  Operating revenue (Note 5)                                        $ 6,699,883           $ 7,494,640           $8,304,474
  Interest income                                                        38,656                35,323               32,154
                                                                    -----------           -----------           ----------

Total revenue                                                         6,738,539             7,529,963            8,336,628
                                                                    -----------           -----------           ----------

Operating costs and expenses
  Operating expenses                                                  5,539,955             6,103,654            6,134,554
  Depreciation and amortization                                         474,908               466,400              437,665
  Interest (Note 2)                                                     307,150               313,126              319,009
  Management and oversight fees (Note 1)                                403,767               539,483              497,528
  Real estate taxes                                                     126,894               145,621              126,169
  Partnership administration costs to affiliates (Note 1)               130,617               129,500              157,628
                                                                    -----------           -----------           ----------

Total operating costs and expenses                                    6,983,291             7,697,784            7,672,553
                                                                    -----------           -----------           ----------

Net income/(loss)                                                   $  (244,752)          $  (167,821)          $  664,075
                                                                    ===========           ===========           ==========

Net income/(loss) per limited partnership unit(1)                   $    (15.66)          $    (10.74)          $    42.50
                                                                    ===========           ===========           ==========

Limited partnership units outstanding                                    15,000                15,000               15,000
                                                                    ===========           ===========           ==========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.


(1) Based on the loss allocable to the limited partners, which was $637,500, $161,108 and $234,962 for 1997, 1998 and 1999, respectively, divided by the number of outstanding units.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

              Consolidated Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                                      Total
                                                                                                     Partners'
                                                         Limited               General           Equity (Deficit)
                                                        ---------             ---------          ----------------
Partners' equity (deficit), at December 31, 1997       $ 849,683             $ (164,146)            $  685,537

  Net loss                                              (161,108)                (6,713)              (167,821)

  Distributions (Note 3)                                (600,000)                    --               (600,000)
                                                       ----------            ----------             ----------

Partners' equity (deficit), at December 31, 1998          88,575               (170,859)               (82,284)

  Net loss                                              (234,962)                (9,790)              (244,752)
                                                       ----------            ----------             ----------

Partners' equity (deficit), at December 31, 1999       $(146,387)            $ (180,649)            $ (327,036)
                                                       ==========            ==========             ==========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)


                     Consolidated Statements of Cash Flows


Years ended December 31,                                               1999                 1998                 1997
                                                                   -----------           ---------           -----------
Operating activities
  Net income/(loss)                                                $  (244,752)          $(167,821)          $   664,075
  Adjustments to reconcile net income/(loss) to cash
    provided by operating activities:
    Depreciation and amortization                                      474,908             466,400               437,665
    Loss on disposal of fixed assets                                        --                  --                21,807
    Changes in operating assets and liabilities:
      Accounts receivable, net                                         172,479             (26,922)               21,884
      Prepaid expenses and other                                        22,777             (17,213)               (4,404)
      Accounts payable                                                (106,941)            (19,241)               44,534
      Accrued liabilities and deposit liabilities                       85,806              77,651                78,361
      Third-party payor settlement receivable                           97,501             374,516              (446,393)
                                                                   -----------           ---------           -----------

Cash provided by operating activities                                  501,778             687,370               817,529
                                                                   -----------           ---------           -----------

Investing activities
  Payments for purchases of property and equipment, net               (152,952)           (203,167)             (595,224)
  Net change in restricted escrows and other deposits                  (45,843)            (24,096)             (141,980)
                                                                   -----------           ---------           -----------
Cash used in investing activities                                     (198,795)           (227,263)             (737,204)
                                                                   -----------           ---------           -----------

Financing activities
  Principal payments on long-term debt obligations                     (82,513)            (76,338)              (72,673)
  Due from related party                                                10,385             890,000              (890,000)
  Distributions paid to limited partners                                    --            (600,000)             (200,100)
                                                                   -----------           ---------           -----------

Cash provided by (used in) financing activities                        (72,128)            213,662            (1,162,773)
                                                                   -----------           ---------           -----------

Net increase (decrease) in cash and cash equivalents                   230,855             673,769            (1,082,448)

Cash and cash equivalents, beginning of year                           931,079             257,310             1,339,758
                                                                   -----------           ---------           -----------

Cash and cash equivalents, end of year                             $ 1,161,934           $ 931,079           $   257,310
                                                                   ===========           =========           ===========

Supplemental Disclosure:
  Cash paid during the year for interest                           $   307,150           $ 313,126           $   319,009
                                                                   ===========           =========           ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Summary Of Significant Accounting Policies

Organization

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983 as a limited partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, health care related real properties. Investments in healthcare real property consist of a nursing home and a retirement center in Ohio. During 1999, the average occupancy for the nursing home and retirement center was 93.8% and 69.2%, respectively.

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

The Balanced Budget Act of 1997, (the "Act"), enacted in August 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over the next five years, primarily through the implementation of a Medicare prospective payment system ("PPS") for skilled services. The PPS per diem, which covers routine service, ancillary and capital related costs, is initially a blended rate based on (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

The Partnership's nursing home changed to the PPS reimbursement system on January 1, 1999. Management believes that revenues will continue to be lower under PPS; however, reductions in therapy costs, use of general purchasing agents and other expense reduction measures should in part offset the effect of any rate reductions. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company.

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

Reclassifications

Certain 1997 and 1998 amounts have been reclassified to conform to the 1999 presentation.

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

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements


1.       Management Fees and Affiliate Transitions

Two companies related to the minority interest holder manage the nursing home and retirement center for a fee of 5% of gross operating revenues. Fees totaling $334,891, $414,401 and $358,667 were paid to the management company for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, an affiliate of the Managing General Partner was paid an oversight management fee of 1% of gross operating revenue totaling $68,876, $75,423 and $83,127 in 1999, 1998 and 1997, respectively.

During 1999, 1998 and 1997, the affiliate of the Managing General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities in the amount of $72,813 each year. These expenses are included in Partnership administration costs on the accompanying Consolidated Statement of Operations.

Accrued management fees consist of amounts payable to affiliates and former affiliates and an unrelated management company and resulted from management fees incurred prior to 1992. During 1996, these amounts were reduced by amounts due from an affiliate of the Corporate General Partner. In 1997, the amounts due from the affiliate of the Corporate General Partner were recovered.

2.       Long-Term Debt Obligations

Long-term debt obligations consisted of:

                                                                                        1999            1998
                                                                                     ----------      ----------
7.5% note related to Mayfair Village Nursing Care Center, collateralized by a first trust deed on land, buildings and furnishing and insured by the U.S.
Department of Housing and Urban Development; payable in monthly installments of
principal and interest of $12,050, due January 1, 2020                               $1,495,780      $1,530,877

7.5% note related to Mayfair Retirement Center, collateralized by a first trust deed on land, buildings and furnishing and insured by the U.S. Department of
Housing and Urban Development; payable in monthly installments of principal and
interest of $20,023, due March 1, 2021                                                2,545,503       2,592,919
                                                                                     ----------      ----------

                                                                                      4,041,283       4,123,796
Less current maturities                                                                  83,938          78,359
                                                                                     ----------      ----------

                                                                                     $3,957,345      $4,045,437
                                                                                     ==========      ==========

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements


Future maturities of long-term debt obligations at December 31, 1999 are as follows:

                                                                            Amount
                                                                          ----------
          2000                                                            $   83,938
          2001                                                                89,924
          2002                                                                97,588
          2003                                                               105,036
          2004                                                               113,191
          Thereafter                                                       3,551,606
                                                                          ----------

                                                                          $4,041,283
                                                                          ==========

Restricted escrows and other deposits include amounts held in trust for payment of property taxes and insurance and for repairs and replacements of the property as approved by HUD. Under covenants contained in the Regulatory Agreement with HUD, the subsidiary partnerships are limited as to the amount of distributions they may make to the Partnership to the extent of surplus cash, as defined in the Regulatory Agreement with HUD. The Regulatory Agreement also imposes restrictions regarding cash receipts and disbursements and compliance with the Fair Housing Act.

The fair value of the Partnership's obligations are estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. Carrying values of the Partnerships' financial instruments approximate their fair values at December 31, 1999.

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

The Partnership distributed cash of $600,000 and $200,100 to the Limited Partners for the years ended December 31, 1998 and 1997, respectively. No cash was distributed to Limited Partners during 1999. Cumulative distributions paid to the Limited Partners as of December 31, 1999 are $3,538,203. No distributions have been made to the General Partners.

          Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Notes to Consolidated Financial Statements


4.       Loss on Write-Down of Properties

Prior to 1992, the Partnership recorded write-downs to reduce the carrying value of certain properties to their estimated net realizable value as determined by the Managing General Partner.

The balance of these write-downs and the carrying values of the property and equipment were as follows as of December 31, 1999.

                                                                Write Down        Carrying Values
                                                                -----------       ----------------

         Mayfair Village Nursing Care Center                    $ 1,441,848         $ 1,090,222

         Mayfair Retirement Center                                  440,602           1,903,713
                                                                -----------         -----------

                                                                $ 1,882,450         $ 2,993,935
                                                                ===========         ===========

5.       Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and Medicare under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. At December 31, 1998, estimated third-party payor settlement receivables were $97,501. The amount of $97,501 was collected during 1999.

Medicaid and Medicare programs accounted for approximately 46%, 63% and 61% of operating revenue during 1999, 1998 and 1997, respectively.

Accounts receivable, recorded at net realizable value, relate principally to amounts due from both the Ohio Medicaid program and Medicare are as follows:

                                                                   1999               1998
                                                                ---------           ---------

         Ohio Medicaid Program                                  $  16,769           $  38,371

         Medicare                                               $ 110,326           $ 182,739

Amounts due from the Ohio Medicaid program are paid on an interim and final basis generally within 30 to 60 days from date of billing. Amounts due from the Medicare program are generally received within 30 days.

6.       Concentrations of Credit Risk

At December 31, 1999, the Partnership had cash on deposit at two banks which exceeded the Federal Deposit Insurance Corporation limit in the aggregate by approximately $909,000.


                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1999, 1998 and 1997

                                                Additions charged
                                                       to
                               Balance at          costs and                                 Balance at
                            beginning of year       expenses          Deductions(1)          end of year
                            -----------------   -----------------     ------------          -------------
1999
 Allowance for
  doubtful accounts             $14,562             $37,165             $ 44,574              $ 7,153

1998
 Allowance for
  doubtful accounts             $19,035             $ 9,856             $(14,329)             $14,562

1997
 Allowance for
  doubtful accounts             $53,554             $ 6,671             $(41,190)             $19,035

         (1) Represents direct write-offs of receivables and recoveries of previously written off receivables.