Form 10-K/A
period 1999-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2001-11-14
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

            1175 Peachtree Street, Suite 710, Atlanta, Georgia 31106
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: ___________ 404-873-1919

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                                            Units

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   No x
                                      ---  ---

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

The Partnership's primary business is to own, operate and ultimately dispose of a portfolio of health care related real properties for the benefit of its Limited Partners. At December 31, 1999, 1998 and 1997, the Partnership owned and operated two health care facilities, a nursing home and a retirement center, both located in Columbus, Ohio.

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

The services provided at the Partnership's nursing home consist of long-term nursing care. Nursing care consists of 24-hour medical services prescribed by the resident's physician as well as assistance or supervision with daily activities, such as dressing, grooming, bathing, medication and dietary needs. The retirement center owned by the Partnership provides apartment living for ambulatory senior citizens who do not require assistance in their daily activities.

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

All patient and resident revenue derived by the retirement facility is received from private sources. The nursing facility, however, receives patient revenue from both the public and private sector. The following table sets forth information regarding the average daily census and sources of patient and resident revenues at the Partnership's nursing facility:




                                                                      Revenues for              Percentages
                              Average Daily Census for                 Year Ended                of Total
                                     Year Ended                       December 31,               Revenues
                                 December 31, 1999                        1999                  -----------
                                 -----------------                   --------------

                       Number of              Percent of Total
                  Patients/Residents        Patients/Residents


Medicaid                53.4                     56.9%                 2,452,526                   44.5%
Private Pay             30.0                     32.0%                 1,697,051                   30.8%
Medicare                 7.2                      7.7%                 1,103,451                   20.0%
HMO/Other                3.2                      3.4%                   259,943                    4.7%
Miscellaneous              0                        0%                  (5,045)*                      0%
                        ----                     ----                  ---------                   ----
Total                   93.8                      100%                 5,507,926                    100%

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



                                                    Properties (dollars in 000's)
                                                    -----------------------------
                                                                                  Net               Occupancy
           Property                    Secured           Acquisition             Book                Rate in               Date
                                        Debt                 Cost              Value(1)               1999               Acquired



                                       $1,496               $4,774              $1,090                93.8%           February 1985
Mayfair Village
  Nursing Care Center
  Columbus, OH
  100 Licensed
  Nursing Home
  Beds

Mayfair Retirement                     $2,546               $4,824              $1,904                69.2%           February 1985
   Center                              ------               ------              ------
   Columbus, OH
   91 Units


Total                                  $4,042               $9,598              $2,994
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


                                                                         Years Ended December 31,
                                                               (dollars in 000's, except per unit figures)
                                   ------------------------------------------------------------------------------------------------

    Statements of Operations
       -------------------               1999                1998                 1997                 1996               1995 (1)
                                      ----------          -----------          ----------           ----------           ----------

Operating revenue                       $6,700              $7,495               $8,304               $7,189               $6,623

Income (Loss) before                     (245)                (168)                664                  279                 175
extraordinary gain

Net income (Loss)                        (245)                (168)                664                  279                5,827

Net income (Loss) allocable to
Limited Partners                         (235)               (161)                 638                 267                  5,594

Weighted average Limited
Partnership Units outstanding            15                   15                   15                  15                   15

Basic and diluted income (loss)         (15.66)              (10.74)              42.50                17.84               11.21
before extraordinary gain per
weighted average Limited
Partnership Unit

Basic and diluted net income            (15.66)              (10.74)              42.50                17.84               372.93
(loss) per weighted average
Limited Partnership Unit

Distribution paid per Limited              -                  40.00               13.34                10.00               10.00
Partnership Unit

                                                                             At December 31,
                                                                            (dollars in 000's)
                                   -------------------------------------------------------------------------------------------------

          Balance Sheet                  1999                1998                 1997                 1996                 1995
      --------------------             ---------           --------             --------             --------             --------


Property and equipment, net             $2,994              $3,315               $3,577               $3,440               $3,564



Total assets                             4,890               5,228                 6,014                5,499               5,592


Long-term debt obligations, less         3,957                4,045                4,124                4,206               4,261
current maturities

Partners' equity (deficit)               (327)                (82)                 686                  222                  93


(1) Net income and net income per weighted average Limited Partner Unit for 1995 includes an extraordinary gain on the extinguishment of debt in the amount of $5,651,854.

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

Results of Operations

The following is a discussion of the major factors that materially affected the Partnership's operations during the three years ending December 31, 1999 and the comparability of operations between those years.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. The Balanced Budget Act of 1997 (the "Act"), enacted in August, 1997, has targeted the Medicare program for reductions in spending growth of approximately $9.5 billion for skilled nursing facilities over four or five years, primarily through the implementation of the Medicare prospective payment system (the "Medicare PPS") for skilled services. The Medicare PPS per diem, which would cover routine service, ancillary and capital-related costs, initially will be a blended rate based on (i) a facility-specific payment rate derived from each facility's 1995 cost report, adjusted by an inflation factor and (ii) a federal per diem rate derived from all hospital-based and freestanding (skilled nursing facility) 1995 cost reports, adjusted for case mix and geographic variations in labor costs. The blended rate will be further adjusted by a facility-specific case mix (acuity) index.

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

The nursing home facility was able to reduce its expenses from 1998 to 1999. The reduction in expenses was primarily attributable to the implementation of PPS. The following table compares Medicare cost per day in 1999, the first year under Medicare PPS, to the Medicare cost per day for 1998, the last year under Medicare cost based reimbursement:


-------------------------------- ------------------------------ ------------------------------ ------------------------------

           Category                   1998 Medicare Cost             1999 Medicare Cost                Cost Decrease
                                            Per Day                        Per Day
-------------------------------- ------------------------------ ------------------------------ ------------------------------
Routine Nursing                             $176.90                        $167.76                          $9.14
-------------------------------- ------------------------------ ------------------------------ ------------------------------

Inpatient Rehabilitation                    $213.31                         $93.19                        $120.12
-------------------------------- ------------------------------ ------------------------------ ------------------------------

Other Inpatient                              $76.80                         $29.07                         $47.73
-------------------------------- ------------------------------ ------------------------------ ------------------------------

Total                                       $467.01                        $290.02                        $176.99
-------------------------------- ------------------------------ ------------------------------ ------------------------------


The 38% decrease in total Medicare cost per day from 1998 to 1999 was primarily attributable to a reduction in the cost of Inpatient Rehabilitation. The 56% decrease in the Medicare cost per day of Inpatient Rehabilitation was greatly attributable to a decease in the number of physical, speech and occupational therapists employed by the nursing facility, as well as a reduction in the salaries paid to the remaining therapists. The expense for therapists' salaries was $203,210 and $597,085 in 1999 and 1998, respectively.

Also contributing to the decrease in total Medicare cost per day from 1998 to 1999 was a 62% reduction in Other Inpatient costs. This was a result of the decrease in Medicare pharmacy expense from $189,176 in 1998 to $67,555 in 1999, and a reduction in the cost of respiratory therapy contract services from $76,201 in 1998 to $0.00 in 1999.

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

The nursing facility experienced a decline in the number of Medicare patients. This decline is due primarily to a new rehabilitation/subacute facility that directly competes with the nursing facility for Medicare and managed care patients. In the immediate future, the nursing facility does not expect to have a material change in Medicare occupancy.

           Revenue:

           1999 compared to 1998

Operating revenues decreased $794,757 in 1999 as compared to 1998. The decrease was attributable primarily to a decrease in occupied units and a reduction in Medicare and Medicaid revenues. Although the occupancy levels at the retirement facility decreased from 1998 to 1999 due to increased competition in the area, the average monthly rental rate at the retirement facility increased from $1,370 in 1998 to $1,400 in 1999. Accounts receivable, recorded at net realizable value, due from the Ohio Medicaid Program and Medicare fell from $38,371 in 1998 to $16,769 in 1999 and from $182,739 in 1998 to $110,326 in 1999, respectively.
Medicaid and Medicare programs counted for a lower percentage of operating revenues during 1999 than in 1998 due to significant changes in government reimbursement programs and continued competition from a new rehabilitation/subacute facility.

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

           Expenses:

           1999 compared to 1998

Operating expenses decreased $563,699 in 1999 as compared to 1998. The significant decrease was attributable primarily to reductions in staffing at the nursing center resulting from the implementation of the Medicare PPS and in continuing response to the lower Medicare census.

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

During 1999 the Partnership focused on the collection of accounts receivable. A result of this increased focus was a reduction in the balance of accounts receivable at the end of 1999, as compared to the balance of accounts receivable at the end of 1998. By improving the collection of accounts receivable, the partnership was able to use the cash to reduce the balance of its accounts payable. Furthermore, the Partnership's reduction in third-party settlement receivables from 1998 to 1999 was primarily attributable to a reduction in the need for settlements from Medicare and Medicaid.

As the Partnership adjusts to Medicare PPS, it believes that it will produce sufficient cash flow to meet its ongoing operations needs associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third-party reimbursements from the operation of facilities previously owned by the Partnership in Colorado. During 1999, the Partnership did not receive any demands for payment of any actual or contingent liabilities related to these previously-owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners, should the need arise. Therefore, there can be no assurance that sufficient funds will be available.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not engage in any transactions exposing the Partnership to material market risk. The Partnership has no variable rate debt.

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

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 1999, the General Partners of the Partnership were Consolidated Associates II and WelCare Service Corporation-II ("WSC-II") as Managing General Partner of the Partnership. The executive officers and director of WSC-II who control the affairs of the Partnership, are as follows:



Name and Position                Age     Other Principal Occupations and Other Directorships During the Past 5 Years
-----------------                ---     ---------------------------------------------------------------------------

Forrest L. Preston, Director      67     Forrest L. Preston has served as a Director and Chairman of the Board of WSC-II since
and Chairman of the Board                July, 1998. For more than five years prior to the date hereof, Mr. Preston has served as sole owner of Life Care Centers of America, the Manager of the Partnership, and numerous other privately owned healthcare facilities. Mr. Preston does not serve on the Board of
                                         Directors of any public company.

John F. McMullan, President,      63     John F. McMullan has served as President, Secretary and Director of WSC-II since July,
Secretary and Director                   1998.  For more than five years prior to the date hereof, Mr. McMullan has served as a
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

                     Oversight management and management fees:
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

           (3) The following exhibits are incorporated by reference and are an integral part of this Form 10-K:



      Exhibit Number                                                                                                         Page
  (as per Exhibit Table)                                       Document Description                                         Number


           3.1              Agreement of Limited Partnership of Consolidated Resources Health Care Fund II,                   N/A
                            incorporated by reference to Exhibit A to the Registration Statement on Form S-1, as
                            amended, Page A-1, File No. 2-87636, (now File No. 0-13415).

           3.2              Amendment to Agreement of Limited Partnership of Consolidated Resources Health Care Fund          N/A
                            II, incorporated by reference to Proxy Statement filed on November 19, 1991, File No.
                            0-13415.

           3.3              Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of             N/A
                            Consolidated Resources Health Care Fund II, incorporated by reference to Form 10-Q filed on August 19, 1998, File No. 0-13415.

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


                                          CONSOLIDATED RESOURCES HEALTH CARE
                                           FUND II
                                                    (Registrant)


                                          By:  WELCARE SERVICE CORPORATION-II
                                               Managing General Partner


Date:  November 14, 2001                  By:  /s/ John F. McMullan
                                               --------------------
                                               John F. McMullan, Chief Financial
                                                 Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  November 14, 2001                  By: /s/ John F. McMullan
                                              --------------------
                                              John F. McMullan
                                              Sole Director and Principal
                                              Executive Officer of the Managing
                                              General Partner


Date:  November 14, 2001                  By: /s/ John F. McMullan
                                              --------------------
                                              John F. McMullan
                                              Chief Financial Officer of the
                                              Managing General Partner

The Partners
Consolidated Resources Health Care Fund II and Subsidiaries

We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) (the "Partnership") as of December 31, 1999 and 1998 and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund II and Subsidiaries (limited partnerships) at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP


Atlanta, Georgia
October 31, 2001

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                           Consolidated Balance Sheets


December 31,                                                                    1999                    1998
                                                                          --------------           ---------------
Assets

Current
   Cash and cash equivalents (Note 5)                                     $   1,161,934           $     931,079

   Accounts receivable, net of allowance for doubtful accounts
      of $7,153 and $14,562, respectively (Note 4)                              175,980                 348,459

   Third-party payor settlement receivable (Note 4)                                   -                  97,501

   Prepaid expenses and other                                                    13,400                  36,177
                                                                        ----------------        ----------------

Total current assets                                                          1,351,314               1,413,216
                                                                        ----------------        ----------------

Property and equipment (Note 2)

   Land                                                                         178,609                 178,609
   Buildings and improvements                                                 6,870,960               6,821,838
   Equipment and furnishings                                                    973,896                 919,370
                                                                        ----------------        ----------------
                                                                              8,023,465               7,919,817

Less:  accumulated depreciation                                              (5,029,530)             (4,604,963)
                                                                        ----------------        ----------------

Net property and equipment                                                    2,993,935               3,314,854
                                                                        ----------------        ----------------

Other
   Restricted escrows and other deposits (Note 2)                               526,931                 481,088
   Deferred loan costs, net of accumulated amortization
      of $14,593 and $13,555, respectively                                       17,720                  18,757
                                                                        ----------------        ----------------

Total other assets                                                              544,651                 499,845
                                                                        ----------------        ----------------
                                                                          $   4,889,900           $   5,227,915
                                                                        ================        ================


See accompanying summary of significant accounting policies and notes to consolidated financial statements.


December 31,                                                                      1999                    1998
                                                                              ---------------         ---------------
Liabilities and Partners' Equity (Deficit)

Current liabilities
   Current maturities of long-term debt obligations (Note 2)                   $      83,938           $      78,359
   Accounts payable                                                                  116,302                 223,243
   Accrued expenses (Note 6)                                                         585,727                 502,193
   Accrued management fees substantially all to affiliates (Note 1)                  394,918                 394,918
   Deposit liabilities                                                                68,321                  66,049
   Due to related party (Note 1)                                                      10,385                       -
                                                                             ----------------        ----------------

Total current liabilities                                                          1,259,591               1,264,762

Long-term debt obligations, less current
   maturities (Note 2)                                                             3,957,345               4,045,437
                                                                             ----------------        ----------------

Total liabilities                                                                  5,216,936               5,310,199
                                                                             ----------------        ----------------

Commitments and Contingencies (Notes 4 and 5)

Partners' equity (deficit) (Notes 2 and 3)
   Limited partners                                                                 (146,387)                 88,575
   General partners                                                                 (180,649)               (170,859)
                                                                             ----------------        ----------------

Total partners' equity (deficit)                                                    (327,036)                (82,284)
                                                                             ----------------        ----------------

                                                                               $   4,889,900           $   5,227,915
                                                                             ----------------        ----------------


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                      Consolidated Statements of Operations



Years ended December 31,                                                   1999                    1998                    1997
                                                                     --------------           -------------           -------------

Revenue
   Operating revenue (Note 4)                                         $   6,699,883           $   7,494,640           $   8,304,474
   Interest income                                                           38,656                  35,323                  32,154
                                                                    ---------------        ----------------        -----------------

Total revenue                                                             6,738,539               7,529,963               8,336,628
                                                                    ---------------        ----------------        -----------------

Operating costs and expenses
   Operating expenses                                                     5,539,955               6,103,654               6,134,554
   Depreciation and amortization                                            474,908                 466,400                 437,665
   Interest (Note 2)                                                        307,150                 313,126                 319,009
   Management and oversight fees (Note 1)                                   403,767                 539,483                 497,528
   Real estate taxes                                                        126,894                 145,621                 126,169
   Partnership administration costs to affiliates (Note 1)
                                                                            130,617                 129,500                 157,628
                                                                    ---------------        ----------------        -----------------

Total operating costs and expenses                                        6,983,291               7,697,784               7,672,553
                                                                    ---------------        ----------------        -----------------

Net income/(loss)                                                     $    (244,752)          $    (167,821)          $     664,075
                                                                    ---------------        ----------------        -----------------

Basic and diluted net income/(loss) per limited partnership unit      $     (15.66)           $     (10.74)           $      42.50
                                                                    ---------------        ----------------        -----------------

Limited partnership units outstanding                                        15,000                  15,000                  15,000
                                                                    ---------------        ----------------        -----------------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

              Consolidated Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 1999, 1998 and 1997


                                                                        Limited                  General                   Total
                                                                                                                         Partners'
                                                                                                                          Equity
                                                                                                                         (Deficit)
                                                                      ----------               ----------               -----------


Partners' equity (deficit), at January 1, 1997                        $ 412,271              $  (190,709)             $  221,562

   Net income                                                           637,512                   26,563                 664,075

   Distributions (Note 3)                                              (200,100)                       -                (200,100)
                                                                      -----------              -----------              -----------

Partners' equity (deficit), at December 31, 1997                        849,683                 (164,146)                685,537

   Net loss                                                            (161,108)                  (6,713)               (167,821)

   Distributions (Note 3)                                              (600,000)                       -                (600,000)
                                                                      -----------              -----------              -----------

Partners' equity (deficit), at December 31, 1998                         88,575                 (170,859)                (82,284)

   Net loss                                                            (234,962)                  (9,790)               (244,752)
                                                                      -----------              -----------              -----------

Partners' equity (deficit), at December 31, 1999                      $(146,387)             $  (180,649)            $  (327,036)
                                                                      -----------              -----------              -----------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                      Consolidated Statements of Cash Flows





Years ended December 31,                                                   1999                    1998                    1997
                                                                      --------------          -------------           -------------
Operating activities
   Net income/(loss)                                                  $    (244,752)          $    (167,821)          $     664,075
   Adjustments to reconcile net income/(loss) to cash
    provided by operating
      activities:
      Depreciation and amortization                                         474,908                 466,400                 437,665
      Bad debt expense                                                       37,165                   9,856                   6,671
      Loss on disposal of fixed assets                                            -                       -                  21,807
      Changes in operating assets and liabilities:
        Accounts receivable                                                 135,314                 (36,778)                 15,213
        Prepaid expenses and other                                           22,777                 (17,213)                 (4,404)
        Accounts payable                                                   (106,941)                (19,241)                 44,534
        Accrued liabilities and deposit liabilities                          85,806                  77,651                  78,361
        Third-party payor settlement receivable                              97,501                 374,516                (446,393)
                                                                    ----------------        ----------------        ----------------

Cash provided by operating activities                                       501,778                 687,370                 817,529
                                                                    ----------------        ----------------        ----------------

Investing activities
   Payments for purchases of property and equipment, net                   (152,952)               (203,167)               (595,224)
   Net change in restricted escrows and other deposits                      (45,843)                (24,096)               (141,980)
                                                                    ----------------        ----------------        ----------------

Cash used in investing activities                                          (198,795)               (227,263)               (737,204)
                                                                    ----------------        ----------------        ----------------

Financing activities
   Principal payments on long-term debt obligations                         (82,513)                (76,338)                (72,673)
   Due from related party                                                    10,385                 890,000                (890,000)
   Distributions paid to limited partners                                         -                (600,000)               (200,100)
                                                                    ----------------        ----------------        ----------------

Cash provided by (used in) financing activities                             (72,128)                213,662              (1,162,773)
                                                                    ----------------        ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                        230,855                 673,769              (1,082,448)

Cash and cash equivalents, beginning of year                                931,079                 257,310               1,339,758
                                                                    ----------------        ----------------        ----------------

Cash and cash equivalents, end of year                                $   1,161,934           $     931,079           $     257,310
                                                                    ================        ================        ================

Supplemental Disclosure:
   Cash paid during the year for interest                             $     307,150           $     313,126           $     319,009
                                                                    ================        ================        ================


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

Property, Equipment and Long-lived Assets

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

                                      F-8
           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Summary Of Significant Accounting Policies



                                                  Write Down              Carrying Values
                                                 ------------            -----------------

 Mayfair Village Nursing Care Center          $    1,441,848             $    1,090,222
 Mayfair Retirement Center                           440,602                  1,903,713
                                          ----------------------     ---------------------

                                              $    1,882,450             $    2,993,935
                                          ======================     =====================


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

                                      F-10
           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

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

Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the number of Limited Partnership units outstanding.

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

Recent Accounting Pronouncements

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 138, "Accounting For

                                      F-11
           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Summary Of Significant Accounting Policies



Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS 133," liberalized the application of SFAS 133 in a number of areas. Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Partnership does not expect adoption of the new standard on January 1, 2000, to affect its financial statements.

In December 1999 the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. Management does not expect there to be any changes to the Partnership's revenue recognition policies as a result of the adoption of SAB No. 101 during 2000.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Interpretation No. 44 clarifies the application of APB No. 25 to the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. Management does not expect the adoption of this interpretation during 2000 to have a material impact on the Partnership's consolidated financial statements.

In September 2000, the Financial Accounting Standards Board issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of SFAS 125." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and revises the accounting standards for securitizations and transfers of financial assets and collateral. Management does not expect the adoption to have a material effect on the Partnership's results of operations and financial position. This standard also requires new disclosures in 2000. Such requirements are not applicable to the Partnership.

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Partnership recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Partnership reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Partnership identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Partnership to complete a transitional goodwill impairment test six months from the date of adoption. The Partnership is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Partnership expects that the effect of the adoption of SFAS 141 and SFAS 142 will not be material to its financial position or results of operations.

In June 2001 the FASB approved the issuance of Statement of Financial Accounting Standards No. 143,

                                      F-12
           Consolidated Resources Health Care Fund II and Subsidiaries
                             (limited partnerships)

                   Summary Of Significant Accounting Policies



"Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Partnership on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Partnership's financial statements.

In October 2001 the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management is in the process of evaluating the impact this standard will have on the Partnership's financial statements.

1.      Management Fees and Affiliate Transitions

Two companies related to the Partnership and the minority interest holder manage the nursing home and retirement center for a fee of 5% of gross operating revenues. Fees totaling $334,891, $414,401 and $358,667 were paid to the management company for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, an affiliate of the Managing General Partner was paid an oversight management fee of 1% of gross operating revenue totaling $68,876, $75,423 and $83,127 in 1999, 1998 and 1997, respectively.

During 1999, 1998 and 1997, the affiliate of the Managing General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities in the amount of $72,813 each year. These expenses are included in Partnership administration costs on the accompanying Consolidated Statement of Operations.

Accrued management fees consist of management's estimates of amounts payable to affiliates and former affiliates and an unrelated management company resulting from management fees incurred.

2.    Long-Term Debt Obligations

Long-term debt obligations consisted of:

                                                                                            1999           1998
                                                                                        ----------       ----------

7.5% note related to Mayfair Village Nursing Care Center, collateralized by a first trust deed on land, buildings and furnishing and insured by the U.S.
Department of Housing and Urban Development; payable in monthly installments of
principal and interest of $12,050, due January 1, 2020                                  $1,495,780       $1,530,877

7.5% note related to Mayfair Retirement Center, collateralized by a first trust deed on land, buildings and furnishing and insured by the U.S. Department of
Housing and Urban Development; payable in monthly installments of principal and
interest of $20,023, due March 1, 2021                                                   2,545,503        2,592,919
                                                                                        ----------       ----------

                                                                                         4,041,283        4,123,796
Less current maturities                                                                     83,938           78,359
                                                                                        ----------       ----------

                                                                                        $3,957,345       $4,045,437
                                                                                        ----------       ----------


Future maturities of long-term debt obligations at December 31, 1999 are as follows:


                                                  Amount

              2000                              $ 83,938
              2001                                89,924
              2002                                97,588
              2003                               105,036
              2004                               113,191
              Thereafter                       3,551,606
                                         ----------------

                                              $4,041,283
                                         ================

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

4. Cost Reimbursements

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

Accounts receivable, recorded at net realizable value, relate principally to amounts due from both the Ohio Medicaid program and Medicare are as follows:

                                                 1999            1998
                                              ---------      -----------
Ohio Medicaid Program                         $  16,769      $   38,371
Medicare                                      $ 110,326      $  182,739

Amounts due from the Ohio Medicaid program are paid on an interim and final basis generally within 30 to 60 days from date of billing. Amounts due from the Medicare program are generally received within 30 days.

5. Concentrations of Credit Risk

At December 31, 1999, the Partnership had cash on deposit at two banks which exceeded the Federal Deposit Insurance Corporation limit in the aggregate by approximately $909,000.

6.         Accrued Expenses

Accrued expenses consisted of the following:

                                     1999                      1998
                              -------------------        ------------------

Due to Medicare                 $      231,455             $     67,968
Accrued property taxes                 123,463                  142,815
Accrued salaries and wages              98,746                  107,744
Deferred revenue                        93,635                   81,000
Other                                   38,428                  102,666
                              -------------------        ------------------

                                $      585,727             $    502,193
                              ===================        ==================


7.     Segment Information

During 1998, the Partnership adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. The Company's chief operating decision makers aggregate operating segments based on the facility type. Based on the quantitative thresholds specified in SFAS 131, the Partnership has determined that it has two reportable segments, a nursing home operation and a retirement center operation.

The accounting policies of the operating segments are the same as those described in the Summary of Significant Accounting Policies. Segment amounts disclosed are prior to any elimination entries made in the consolidation. The chief operating decision-makers evaluate performance of the segments based on operating results.

Summary information by segment follows:


                                                                                          Corporate
                                          Retirement               Nursing             and Eliminations             Total
----------------------------------- ----------------------- ----------------------- ----------------------- ----------------------
1999
Revenues                                 $1,206,401              $5,507,925             $   24,213               $6,738,539
Operating income (loss)                    (296,959)                320,459               (268,252)                (244,752)
Depreciation and amortization               249,006                 225,902                      -                  474,908
Total segment assets                     $2,217,125              $2,233,106             $  439,669               $4,889,900

1998
Revenues                                 $1,416,486              $6,272,280             $ (158,803)              $7,529,963
Operating income (loss)                    (157,744)                271,898               (281,975)                (167,821)
Depreciation and amortization               243,742                 222,658                      -                  466,400
Total segment assets                     $2,329,447              $2,080,200             $  818,268               $5,227,915

1997
Revenues                                 $1,568,912              $6,750,428             $   17,288               $8,336,628
Operating income (loss)                     (40,476)                975,528               (270,977)                 664,075
Depreciation and amortization               224,661                 213,004                      -                  437,665
Total segment assets                     $2,587,321              $2,570,331             $  856,012               $6,013,664


                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 1999, 1998 and 1997

-------------------------- ------------------------ ------------------------ ----------------------- ------------------------

                                 Balance at          Additions charged to        Deductions (1)            Balance at
                              beginning of year       costs and expenses                                   end of year


                           ----------------------   ----------------------   ----------------------  ----------------------
-------------------------- ------------------------ ------------------------ ----------------------- ------------------------

1999
Allowance for
 doubtful accounts         $14,562                  $37,165                  $(44,574)               $7,153
-------------------------- ------------------------ ------------------------ ----------------------- ------------------------

1998
Allowance for
 doubtful accounts         $19,035                  $9,856                   $(14,329)               $14,562
-------------------------- ------------------------ ------------------------ ----------------------- ------------------------

1997
Allowance for
 doubtful accounts         $53,554                  $6,671                   $(41,190)               $19,035
-------------------------- ------------------------ ------------------------ ----------------------- ------------------------


(1) Represents direct write-offs of receivables and recoveries of previously written off receivables.