Form 10-Q
period 2000-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2002-08-27
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

         COMMISSION FILE NUMBER 0-13415


                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
             (Exact name of registrant as specified in its charter)



              Georgia                                  58-1542125
   (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)                 Identification No.)



1175 Peachtree Street, Suite 850, Atlanta, GA               31106
  (Address of principal executive offices)               (Zip Code)

                                 (404) 873-1919
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

                          Part I. Financial Information

                   Consolidated Resources Health Care Fund II
                      Condensed Consolidated Balance Sheets



                                                                          March 31,
                                                                            2000                   December 31,
                                                                         (Unaudited)                   1999
                                                                     -------------------         -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                      $         1,039,104          $      1,161,934
      Accounts receivable, net of allowance for doubtful accounts
      of $17,632 and $7,153, respectively                                        188,051                   175,980
      Prepaid expenses and other                                                   9,776                    13,400
                                                                     -------------------         -----------------
         Total current assets                                                  1,236,931                 1,351,314

Property and equipment
      Land                                                                       178,609                   178,609
      Buildings and improvements                                               6,870,960                 6,870,960
      Equipment and furnishings                                                  981,732                   973,896
                                                                     -------------------         -----------------
                                                                               8,031,301                 8,023,465

      Accumulated depreciation and amortization                              (5,148,699)               (5,029,530)
                                                                     -------------------         -----------------
         Net property and equipment                                            2,882,602                 2,993,935
                                                                     -------------------         -----------------

Other
      Restricted escrows and other deposits                                      599,239                   526,931
      Deferred loan costs, net of accumulated amortization of
         $14,852 and $14,593, respectively                                        17,461                    17,720
                                                                     -------------------         -----------------
         Total other assets                                                      616,700                   544,651
                                                                     -------------------         -----------------

                                                                     $         4,736,233          $      4,889,900
                                                                     ===================         =================


     See accompanying notes to condensed consolidated financial statements.


                                                                          March 31,
                                                                            2000                   December 31,
                                                                         (Unaudited)                   1999
                                                                     -------------------         ----------------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
      Current maturities of long-term debt                           $            85,435         $         83,938
      Accounts payable                                                           116,079                  116,302
      Accrued expenses                                                           369,784                  585,727
      Accrued management fees                                                    394,918                  394,918
      Due to related party                                                         7,441                   10,385
      Deposit liabilities                                                         74,068                   68,321
                                                                     -------------------         ----------------

         Total current liabilities                                             1,047,725                1,259,591
                                                                     -------------------         ----------------

Long-term obligations, less current maturities                                 3,935,274                3,957,345
                                                                     -------------------         ----------------

         Total liabilities                                                     4,982,999                5,216,936
                                                                     -------------------         ----------------

Partners' equity (deficit):
      Limited partners                                                          (69,328)                (146,387)
      General partners                                                         (177,438)                (180,649)
                                                                     -------------------         ----------------
         Total partners' equity (deficit)                                      (246,766)                (327,036)
                                                                     -------------------         ----------------

                                                                     $         4,736,233         $      4,889,900
                                                                     ===================         ================



     See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                   Three months ended
                                                        March 31,
                                              2000                    1999
                                       ------------------      -------------------
Revenue:
   Operating revenues                  $        1,781,670      $         1,681,083
   Interest income                                 12,919                    6,351
                                       ------------------      -------------------
        Total revenue                           1,794,589                1,687,434
                                       ------------------      -------------------

Expenses:
   Operating expenses                           1,490,090                1,557,744
   Depreciation & amortization                    119,429                  114,309
   Interest                                        75,763                   77,366
   Partnership administration costs                29,037                   50,769
                                       ------------------      -------------------

        Total expenses                          1,714,319                1,800,188
                                       ------------------      -------------------

Net income (loss)                      $           80,270      $         (112,754)
                                       ==================      ===================

Net income (loss) per L.P. unit        $             5.14      $            (7.22)
                                       ==================      ===================

L.P. units outstanding                             15,000                   15,000
                                       ==================      ===================



     See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                           Three months ended March 31,
                                                                           2000                    1999
                                                                     ----------------         ---------------
Operating Activities:
      Cash received from residents and government agencies                  1,769,599               1,489,682
      Cash paid to suppliers and employees                                (1,780,235)             (1,261,224)
      Interest received                                                        12,919                   6,351
      Interest paid                                                          (75,763)                (77,366)
      Property taxes paid                                                    (17,995)                (42,076)
                                                                     ----------------         ---------------

     Cash provided by (used in) operating activities                         (91,475)                 115,367
                                                                     ----------------         ---------------

Investing Activities:
     Additions to property and equipment                                      (7,837)                (65,738)

Financing Activities:
     Principal payments on long-term debt                                    (20,574)                (23,052)
     Due to related party                                                     (2,944)                       -
                                                                     ----------------         ---------------
     Cash used in financing activities                                       (23,518)                (23,052)
                                                                     ----------------         ---------------

Net increase (decrease) in cash and cash equivalents                        (122,830)                  26,577
Cash and cash equivalents, beginning of period                              1,161,934                 931,079
                                                                     ----------------         ---------------

Cash and cash equivalents, end of period                             $      1,039,104         $       957,656
                                                                     ================         ===============


     See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                  Three months ended March 31,
                                                                   2000                   1999
                                                                  ------                 -----
Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
   Net income (loss)                                       $       80,270      $      (112,754)
          Depreciation and amortization                           119,429               114,309

          Changes in assets and liabilities:
              Accounts receivable                                (12,071)             (242,559)
              Restricted escrows                                 (72,308)                51,158
              Other current assets                                  3,624                11,638
              Accounts payable and accrued liabilities            210,419               293,575
                                                           --------------      ----------------
Cash used in operating activities                          $     (91,475)      $        115,367
                                                           ==============      ================


     See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000


NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II at Post Office Box 8779, Atlanta, Georgia 31106.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                 Three months ended March 31,
                                                   2000                 1999
                                                   ----                 ----
Charged to costs and expenses:
      Property management and oversight
      management fees........................    $15,531              $27,443

Financial accounting, data processing,
      tax reporting, legal and compliance,
      investor relations and supervision
      of outside services....................    $29,037              $50,769

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Management Discussion and Analysis are not based on historical facts, but are forward-looking statements that are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate. Actual events and results may materially differ from anticipated results described in such statements. The Partnership's ability to achieve such results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, additional changes in healthcare reimbursement systems and rates, the availability of capital and financing, changes to amounts recorded as revenues due to final resolution of amounts due to and from third-party payors, and other factors affecting the Partnership's business that may be beyond its control.

At March 31, 2000, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

Results of Operations

Revenues:
--------

Operating revenue increased by $100,587 for the quarter ended March 31, 2000 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy for one bedroom units and studio assisted living units at the retirement facility and was offset in part by a slight decline in occupancy levels of one bedroom assisted living units at the retirement facility as compared to last year. Census at the nursing facility dropped slightly during the current period as the nursing facility experienced a continued decline in the number of private and Medicaid patients as a result of competition.

Expenses:
--------

Operating expenses decreased by $67,654 for the quarter ended March 31, 2000 as compared to the same period for the prior year. The decrease is primarily due to lower than expected staffing levels and substantial reductions in supplies expenses at the nursing facility. Small reductions in management fees at the retirement center resulting from occupancy declines in the one bedroom assisted living units, as well as slightly lower salary costs, also contributed to the decrease in operating costs.

Liquidity and Capital Resources:
-------------------------------

At March 31, 2000, the Partnership held cash and cash equivalents of $1,039,104, a decrease of $122,830 from December 31, 1999. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the Partnership's two facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations although the decrease in cash and cash equivalents required using some of the Partnership's cash reserves. Management believes that these facilities will produce positive cash flow in 2000; however, no assurance can be given that the facilities will produce positive cash flow if revenues decline.

As of March 31, 2000, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. The Balance Budget Act of 1997 has targeted the Medicare program for reductions in spending growth for skilled nursing facilities over the next five years, primarily through the implementation of the prospective payment system ("PPS") reimbursement system. The Partnership's nursing facility changed to the PPS reimbursement system on January 1, 1999. Management believes that continued and increased reductions in therapy costs, the use of general purchasing agents and other expense reduction measures should in part offset the effect of any rate reductions arising from the PPS reimbursement system. The Partnership can give no assurance that payments under such program in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Partnership.

Year 2000

Neither the Partnership nor Life Care Centers of America, the Manager of the Partnership, has experienced any immediate adverse impact from the transition to Year 2000.

ITEM 3          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership has not entered into any transactions using derivative financial instruments or other market risk sensitive instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.


                           Part II - Other Information

ITEM 6          EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                   CONSOLIDATED RESOURCES HEALTH CARE FUND II

                      By: WELCARE SERVICE CORPORATION - II
                            Managing General Partner

Date:August 26, 2002            By:/s/ John F. McMullan
                                   -------------------------------
                                    John F. McMullan
                                    Chief Financial Officer

Date:August 26, 2002            By:/s/ Marilyn McMullan
                                   -------------------------------
                                     Marilyn McMullan
                                     Assistant Secretary