Form 10-Q
period 2000-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2002-08-27
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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
                      Condensed Consolidated Balance Sheets



                                                                          June 30,
                                                                            2000                   December 31,
                                                                         (Unaudited)                   1999
                                                                     -------------------         -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                      $           994,792          $      1,161,934
      Accounts receivable, net of allowance for doubtful accounts
      of $10,398 and $7,153, respectively                                        231,516                   175,980
      Prepaid expenses and other                                                   2,796                    13,400
                                                                     -------------------         -----------------
         Total current assets                                                  1,229,104                 1,351,314

Property and equipment
      Land                                                                       178,609                   178,609
      Buildings and improvements                                               6,871,992                 6,870,960
      Equipment and furnishings                                                1,022,025                   973,896
                                                                     -------------------         -----------------
                                                                               8,072,626                 8,023,465

      Accumulated depreciation and amortization                              (5,268,377)               (5,029,530)
                                                                     -------------------         -----------------
         Net property and equipment                                            2,804,249                 2,993,935
                                                                     -------------------         -----------------

Other
      Restricted escrows and other deposits                                      665,900                   526,931
      Deferred loan costs, net of accumulated amortization of
         $15,111and $14,593 respectively                                          17,202                    17,720
                                                                     -------------------         -----------------
         Total other assets                                                      683,102                   544,651
                                                                     -------------------         -----------------

                                                                     $         4,716,455          $      4,889,900
                                                                     ===================         =================


     See accompanying notes to condensed consolidated financial statements.


                                                                          June 30,
                                                                            2000                    December 31,
                                                                         (Unaudited)                    1999
                                                                     -------------------         ------------------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
      Current maturities of long-term debt                           $            86,931         $           83,938
      Accounts payable                                                           172,416                    116,302
      Accrued expenses                                                           366,477                    585,727
      Accrued management fees                                                    394,918                    394,918
      Due to related party                                                         9,791                     10,385
      Deposit liabilities                                                         79,153                     68,321
                                                                     -------------------         ------------------

         Total current liabilities                                             1,109,686                  1,259,591
                                                                     -------------------         ------------------

Long-term obligations, less current maturities                                 3,912,817                  3,957,345
                                                                     -------------------         ------------------

         Total liabilities                                                     5,022,503                  5,216,936
                                                                     -------------------         ------------------

Partners' equity (deficit):
      Limited partners                                                         (126,239)                  (146,387)
      General partners                                                         (179,809)                  (180,649)
                                                                     -------------------         ------------------
         Total partners' equity (deficit)                                      (306,048)                  (327,036)
                                                                     -------------------         ------------------

                                                                     $         4,716,455         $        4,889,900
                                                                     ===================         ==================



     See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three months ended                            Six Months Ended
                                                       June 30,                                     June 30,
                                              2000                   1999                  2000                  1999
                                       ------------------      ----------------       ---------------      ----------------
Revenue:
   Operating revenues                  $        1,732,734      $      1,698,697       $     3,514,404      $      3,379,762
   Interest income                                 13,247                 5,634                26,166                11,985
                                       ------------------      ----------------       ---------------      ----------------
        Total revenue                           1,745,981             1,704,313             3,540,570             3,391,747
                                       ------------------      ----------------       ---------------      ----------------

Expenses:
   Operating expenses                           1,580,678             1,519,581             3,070,768             3,077,325
   Depreciation & amortization                    119,936               114,309               239,365               228,618
   Interest                                        75,471                76,926               151,234               154,292
   Partnership administration costs                29,177                31,515                58,214                82,284
                                       ------------------      ----------------       ---------------      ----------------

        Total expenses                          1,805,262             1,742,331             3,519,581             3,542,519
                                       ------------------      ----------------       ---------------      ----------------

Net income (loss)                      $         (59,281)      $       (38,018)       $        20,989      $      (150,772)
                                       ==================      ================       ===============      ================

Net income (loss) per L.P. unit        $           (3.79)      $         (2.43)       $          1.34      $         (9.65)
                                       ==================      ================       ===============      ================

L.P. units outstanding                             15,000                15,000                15,000                15,000
                                       ==================      ================       ===============      ================



     See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Six months ended June 30,
                                                                           2000                    1999
                                                                     ----------------         ---------------
Operating Activities:
      Cash received from residents and government agencies                  3,458,868               3,195,182
      Cash paid to suppliers and employees                                (3,373,663)             (2,724,488)
      Interest received                                                        26,166                  11,985
      Interest paid                                                         (151,234)               (154,292)
      Property taxes paid                                                    (35,989)                (87,320)
                                                                     ----------------         ---------------

     Cash provided by (used in) operating activities                         (75,852)                 241,067
                                                                     ----------------         ---------------

Investing Activities:
     Additions to property and equipment                                     (49,161)               (101,802)
                                                                     ----------------         ---------------

Financing Activities:
     Principal payments on long-term debt                                    (41,535)                (42,503)
     Due to related party                                                       (594)                       -
                                                                     ----------------         ---------------
     Cash used in financing activities                                       (42,129)                (42,503)
                                                                     ----------------         ---------------

Net increase (decrease) in cash and cash equivalents                        (167,142)                  96,762
Cash and cash equivalents, beginning of period                              1,161,934                 931,079
                                                                     ----------------         ---------------

Cash and cash equivalents, end of period                             $        994,792         $     1,027,841
                                                                     ================         ===============


     See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                   Six months ended June 30,
                                                                  2000                  1999
                                                                  ----                  ----
Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
   Net income (loss)                                       $       20,989      $      (150,772)
          Depreciation and amortization                           239,365               228,618

          Changes in assets and liabilities:
              Accounts receivable                                (55,536)             (194,372)
              Restricted escrows                                (138,969)                 9,792
              Other current assets                                 10,603              (17,741)
              Accounts payable and accrued liabilities          (152,304)               365,542
                                                           --------------      ----------------
Cash used in operating activities                          $     (75,852)      $        241,067
                                                           ==============      ================


     See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000


NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                                       Six months ended June 30,
                                                                       2000                1999
                                                                       ----                ----
Charged to costs and expenses:
      Property management and oversight
      management fees............................................     $33,730             $34,826
Financial accounting, data processing,
      tax reporting, legal and compliance,
      investor relations and supervision
      of outside services........................................     $58,214             $36,406



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

At June 30, 2000, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

Results of Operations

Revenues:
--------

Operating revenue increased by $34,055 for the quarter ended June 30, 2000 as compared to the same period for the prior year and by $134,642 for the six months ended June 30, 2000 as compared to the same period for the prior year. This increase is primarily attributable to slight increases in occupancy for the number of units at the retirement facility and an increase in the number of Medicare patients at the nursing facility offset in part by a decrease in Medicaid patients at the nursing facility. Occupancy levels at the retirement facility gradually increased as compared to last year despite continued heavy competition in the market. Census at the nursing facility remained stable during the current period; however, the nursing facility experienced a continued decline in the number of Medicaid and managed care patients as a result of competition.

Expenses:
--------

Operating expenses increased by $61,097 for the quarter ended June 30, 2000 as compared to the same period for the prior year and decreased by $6,557 for the six months ended June 20, 2000 as compared to the same period for the prior year. The increase for the quarter is primarily due to extra staffing expense at the nursing facility, increases in supplies expenses at the nursing facility and increases in salary expenses, contract services and management fees at the retirement facility resulting from occupancy increases.

Liquidity and Capital Resources:
-------------------------------

At June 30, 2000, the Partnership held cash and cash equivalents of $994,792, a decrease of $44,312 from March 31, 2000. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the Partnership's two facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations. Management believes that these facilities will produce positive cash flow in 2000; however, no assurance can be given that the facilities will produce positive cash flow if revenues decline.

As of June 30, 2000, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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



                              CONSOLIDATED RESOURCES HEALTH CARE FUND II

                                 By:     WELCARE SERVICE CORPORATION - II
                                          Managing General Partner

Date:August 26, 2002               By:/s/ John F. McMulLan
                                      --------------------------
                                          John F. McMullan
                                          Chief Financial Officer

Date:August 26, 2002               By:/s/ Marilyn McMullan
                                      --------------------------
                                          Marilyn McMullan
                                          Assistant Secretary