Form 10-Q
period 2000-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2002-08-27
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
                      Condensed Consolidated Balance Sheets


                                                                        September 30,
                                                                            2000                   December 31,
                                                                         (Unaudited)                   1999
                                                                     -------------------         -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                      $         1,202,372          $      1,161,934
      Accounts receivable, net of allowance for doubtful accounts
      of $11,039 and $7,153, respectively                                        325,370                   175,980
      Prepaid expenses and other                                                     553                    13,400
                                                                     -------------------         -----------------
         Total current assets                                                  1,528,295                 1,351,314
                                                                     -------------------         -----------------

Property and equipment
      Land                                                                       178,609                   178,609
      Buildings and improvements                                               6,892,446                 6,870,960
      Equipment and furnishings                                                1,055,599                   973,896
                                                                     -------------------         -----------------
                                                                               8,126,654                 8,023,465

      Accumulated depreciation and amortization                              (5,386,914)               (5,029,530)
                                                                     -------------------         -----------------
         Net property and equipment                                            2,739,740                 2,993,935
                                                                     -------------------         -----------------

Other
      Restricted escrows and other deposits                                      736,104                   526,931
      Deferred loan costs, net of accumulated amortization of
         $15,371and $14,593, respectively                                         16,942                    17,720
                                                                     -------------------         -----------------
         Total other assets                                                      753,046                   544,651
                                                                     -------------------         -----------------

                                                                     $         5,021,081          $      4,889,900
                                                                     ===================         =================


     See accompanying notes to condensed consolidated financial statements.


                                                                        September 30,
                                                                            2000                   December 31,
                                                                         (Unaudited)                   1999
                                                                     -------------------         -----------------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
      Current maturities of long-term debt                           $            88,428         $          83,938
      Accounts payable                                                           160,566                   116,302
      Accrued expenses                                                           687,545                   585,727
      Accrued management fees                                                    394,918                   394,918
      Due to related party                                                         8,619                    10,385
      Deposit liabilities                                                         81,463                    68,321
                                                                     -------------------         -----------------

         Total current liabilities                                             1,421,539                 1,259,591
                                                                     -------------------         -----------------

Long-term obligations, less current maturities                                 3,889,963                 3,957,345
                                                                     -------------------         -----------------

         Total liabilities                                                     5,311,502                 5,216,936
                                                                     -------------------         -----------------

Partners' equity (deficit):
      Limited partners                                                         (111,237)                 (146,387)
      General partners                                                         (179,184)                 (180,649)
                                                                     -------------------         -----------------
         Total partners' equity (deficit)                                      (290,421)                 (327,036)
                                                                     -------------------         -----------------

                                                                     $         5,021,081         $       4,889,900
                                                                     ===================         =================



     See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                  Three months ended                            Nine Months Ended
                                                    September 30,                                 September 30,
                                              2000                   1999                  2000                  1999
                                       ------------------      ----------------       ---------------      ----------------
Revenue:
   Operating revenues                  $        1,862,138      $      1,706,379       $     5,376,542      $      5,086,141
   Interest income                                 15,771                 5,816                41,937                17,801
                                       ------------------      ----------------       ---------------      ----------------
        Total revenue                           1,877,909             1,712,195             5,418,479             5,103,942
                                       ------------------      ----------------       ---------------      ----------------

Expenses:
   Operating expenses                           1,647,368             1,479,403             4,718,136             4,556,728

   Depreciation & amortization                    118,797               120,616               358,162               349,232
   Interest                                        74,850                76,600               226,084               230,892
   Partnership administration costs                21,267                24,749                79,481               107,033
                                       ------------------      ----------------       ---------------      ----------------

        Total expenses                          1,862,282             1,701,366             5,381,863             5,243,885
                                       ------------------      ----------------       ---------------      ----------------

Net income (loss)                      $           15,627      $         10,829       $        36,616      $      (139,943)
                                       ==================      ================       ===============      ================

Net income (loss) per L.P. unit        $             1.00      $           0.69       $          2.34      $         (8.96)
                                       ==================      ================       ===============      ================

L.P. units outstanding                             15,000                15,000                15,000                15,000
                                       ==================      ================       ===============      ================



     See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Nine months ended September 30,
                                                                           2000                    1999
                                                                     ----------------         ---------------
Operating Activities:
      Cash received from residents and government agencies                  5,227,152               5,363,153
      Cash paid to suppliers and employees                                (4,780,736)             (4,495,719)
      Interest received                                                        41,937                  17,801
      Interest paid                                                         (226,084)                 134,405
      Property taxes paid                                                    (53,984)               (134,405)
                                                                     ----------------         ---------------

     Cash provided by (used in) operating activities                          208,285                 519,938
                                                                     ----------------         ---------------

Investing Activities:
     Additions to property and equipment                                    (103,189)               (161,051)

Financing Activities:
     Principal payments on long-term debt                                    (62,892)                (57,419)
     Due to related party                                                     (1,766)                       -
                                                                     ----------------         ---------------
     Cash used in financing activities                                       (64,658)                (57,419)
                                                                     ----------------         ---------------

Net increase in cash and cash equivalents                                      40,438                 301,468
Cash and cash equivalents, beginning of period                              1,161,934                 931,079
                                                                     ----------------         ---------------

Cash and cash equivalents, end of period                             $      1,202,372         $     1,232,547
                                                                     ================         ===============


     See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                   Nine months ended September 30,
                                                                    2000                    1999
                                                                    ----                    ----
Reconciliation of Net Income (Loss) to cash
Provided by Operating Activities:
   Net income (loss)                                       $        36,616      $      (139,943)
          Depreciation and amortization                            358,162               349,232

          Changes in assets and liabilities:
              Accounts receivable                                (149,390)               202,053
              Restricted escrows                                 (209,173)                74,959
              Other current assets                                  12,846              (20,848)
              Accounts payable and accrued liabilities             159,224                54,485
                                                           ---------------      ----------------
Cash used in operating activities                          $       208,285      $        519,938
                                                           ===============      ================


     See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000


NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                              Nine months ended September 30,
                                                 2000                 1999
                                                 ----                 ----
Charged to costs and expenses:
      Property management and oversight
      management fees........................  $51,503             $51,813
Financial accounting, data processing,
      tax reporting, legal and compliance,
      investor relations and supervision
      of outside services....................  $79,481             $54,610

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

At September 30, 2000, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

Results of Operations

Revenues:
--------

Operating revenue increased by $155,759 for the quarter ended September 30, 2000 as compared to the same period for the prior year and by $290,401 for the nine months ended September 30, 2000 as compared to the same period for the prior year. This increase is primarily attributable to increased levels in occupancy for one bedroom retirement units at the retirement facility, offset in part by a decrease in the number of studio retirement units being rented, and an increase in Medicare patients at the nursing facility. Occupancy levels at the retirement facility rose as compared to last year despite continued heavy competition in the market. Census at the nursing facility remained stable during the current period; however, the nursing facility experienced a continued decline in the number of Medicaid and private care patients as a result of competition. However, the Medicare occupancy levels at the nursing facility rose as the facility adjusted to the impact of the Medicare prospective payment system ("PPS").

Expenses:
--------

Operating expenses increased by $167,695 for the quarter ended September 30, 2000 as compared to the same period for the prior year and by $161,408 for the nine months ended September 30, 2000 as compared to the same period for the prior year. The increase in operating expenses at the retirement facility is primarily due to an increase in the nursing staff and the need to increase contract services and management fees as a result of increases in occupancy. Further contributing to the increase in operating expenses is additional spending on staff and supplies resulting from occupancy increases at the nursing facility.

Liquidity and Capital Resources:
-------------------------------

At September 30, 2000, the Partnership held cash and cash equivalents of $1,202,372, an increase of $207,580 from June 30, 2000. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. Management believes that these facilities should continue to produce positive cash flow in 2000; however, no assurance can be given that the facilities will continue to produce positive cash flow if revenues decline.

As of September 30, 2000, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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



                           CONSOLIDATED RESOURCES HEALTH CARE FUND II

                                    By:   WELCARE SERVICE CORPORATION - II
                                          Managing General Partner

Date:August 26, 2002                By:/s/ John F. McMullan
                                       --------------------
                                         John F. McMullan
                                         Chief Financial Officer

Date:August 26, 2002                By:/s/ Marilyn McMullan
                                       --------------------
                                         Marilyn McMullan
                                         Assistant Secretary