Form 10-K
period 2000-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2003-02-10
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended     December 31, 2000
                                     -------------------

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

            1175 Peachtree Street, Suite 850, Atlanta, Georgia 31106
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes   No x
                                      ---     ---

Of the registrant's 15,000 Limited Partnership Units, 14,975 are held by non-affiliates. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        None

                                     PART I

ITEM 1.  BUSINESS

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.

At December 31, 2000, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner").

On December 7, 1983, the Partnership offered for sale 15,000 of Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership.

The Partnership's primary business is to own, operate and ultimately dispose of a portfolio of health care related real properties for the benefit of its Limited Partners. At December 31, 2000, 1999 and 1998, the Partnership owned and operated two health care facilities, a nursing home and a retirement center, both located in Columbus, Ohio. Each of the health care facilities is treated as a separate reportable segment of the Partnership.

The Partnership's nursing home is managed by Life Care Centers of America, Inc. ("LCCA") and the retirement center is managed by American Lifestyles, Inc. ("ALI"), a division of LCCA. LCCA is a privately-owned corporation which manages congregate care facilities throughout the United States. LCCA and ALI receive a management fee equal to 5% of net operating revenues of the respective facilities. An affiliate of the Managing General Partner provides oversight management services for these facilities and receives an oversight management fee of 1% of gross revenues.

As of December 31, 2000, the Partnership employed approximately 158 employees, including administrative, nursing, dietary, social services and maintenance personnel.

The nursing home consists of four private rooms with one bed per room and 48 semi-private rooms with two beds per room. The services provided at the Partnership's nursing home consist of long-term nursing care. Nursing care consists of 24-hour medical services prescribed by the resident's physician as well as assistance or supervision with daily activities, such as dressing, grooming, bathing, medication and dietary needs. The retirement center owned by the Partnership provides apartment living for ambulatory senior citizens who do not require assistance in their daily activities.

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

All patient and resident revenue derived by the retirement facility is received from private sources. The nursing facility, however, receives patient revenue from both the public and private sector. The following table sets forth information regarding the average daily census and sources of patient and resident revenues for the last two years at the Partnership's nursing facility:


                          Average Daily Census for
                                 Year Ended
                              December 31, 2000                      Revenues for
               --------------------------------------------------     Year Ended       Percentages
                      Number of            Percent of Total          December 31,       of Total
                 Patients/Residents       Patients/Residents             2000           Revenues
---------------------------------------------------------------------------------------------------
Medicaid              51.92                     58%                  $2,595,980            44%
Private Pay           23.89                     27%                   1,414,604            24%
Medicare              10.14                     11%                   1,251,906            21%
HMO/Other              3.67                      4%                     609,798            11%
                       ----                      --                     -------            ---
Total                 89.62                  100.0%                  $5,872,288         100.0%




                          Average Daily Census for
                                 Year Ended
                              December 31, 1999                      Revenues for
               --------------------------------------------------     Year Ended       Percentages
                      Number of            Percent of Total          December 31,       of Total
                 Patients/Residents       Patients/Residents             1999           Revenues
---------------------------------------------------------------------------------------------------
Medicaid              53.4                      57%                  $2,452,526            44%
Private Pay           30.0                      32%                   1,697,051            31%
Medicare               7.2                       8%                   1,103,451            20%
HMO/Other              3.2                       3%                     259,943             5%
Miscellaneous          0.0                       0%                     (5,045)             0%
                       ---                       --                     -------             --
Total                 93.8                     100%                  $5,507,926           100%


Because of regular changes in the census mix (i.e. private pay vs. government reimbursed patients), the occupancy required for a nursing facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can significantly reduce the break-even point due to a higher reimbursement rate. The overall occupancy rate for the nursing facility in 2000 was 90%. The 2000 break-even occupancy figure for the nursing facility after depreciation and amortization is estimated to be approximately 90%. Thus, the nursing facility met its estimated break-even occupancy for 2000.

The retirement center is much like an apartment complex with additional services provided to attract the elderly including limited transportation, housekeeping and food services. The retirement center has 10 studio apartments and 81 one-bedroom apartments. The Partnership's retirement center has a net cash flow break-even occupancy ranging from 75% to 80%. During 2000, the retirement center had an occupancy rate of 72%. Therefore, it did not meet its break-even occupancy level.

ITEM 2.  PROPERTIES

The following table sets forth the investment portfolio of the Partnership at December 31, 2000. The buildings and the land on which they are located are beneficially owned by the Partnership in fee, subject in each case to a first deed of trust as set forth more fully in Note 2 to the consolidated financial statements included herein.


                                       Properties (dollars in 000's)
                                       -----------------------------

                                                                   Net        Occupancy
         Property              Secured        Acquisition         Book         Rate in         Date
                                 Debt             Cost          Value(1)         2000        Acquired


Mayfair Village                 $1,462           $4,774           $931           90%        February 1985
  Nursing Care Center
  Columbus, OH
  100 Licensed
  Nursing Home
  Beds

Mayfair Retirement Center       $2,494           $4,824          $1,801          72%        February 1985
  Columbus, OH                  ------           ------          ------
  91 Units

Total                           $3,956           $9,598          $2,732
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

ITEM 3.  LEGAL PROCEEDINGS

As of December 31, 2000, the Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND SECURITY HOLDER MATTERS

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B)      Title of Class                         Number of Record Unit Holders
         --------------                         -----------------------------

         Limited Partner Units                  1,258 as of 12/31/00

 (C) No cash was distributed to the Limited Partners during 2000. There have been no distributions to the General Partners. There were total distributions of $600,000 paid to the Limited Partners in 1998. Cumulative distributions paid to the Limited Partners as of December 31, 2000 were $3,538,203. Future distributions are dependent on the Partnership's ability to meet its ongoing obligations. See Liquidity and Capital Resources section of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Partnership and notes thereto appearing in Item 8.



                                                         Years Ended December 31,
                                                (dollars in 000's, except per unit figures)
                              -----------------------------------------------------------------------------
                                                                    ---

  Statements of Operations
    -------------------           2000            1999             1998             1997            1996
                               ----------      ----------      -----------      ----------       ----------

Operating revenue                $7,236           $6,700          $7,495           $8,304          $7,189

Net income (Loss)                    90            (245)           (168)              664             279

Net income (Loss)
allocable to Limited                 86            (235)           (161)              638             267
Partners

Weighted average Limited         15,000           15,000          15,000           15,000          15,000
Partnership Units
outstanding

Basic and diluted net             $5.75         $(15.66)        $(10.74)           $42.50          $17.84
income (loss) per
weighted average
Limited Partnership Unit

Distribution paid per                 -                -          $40.00           $13.34          $10.00
Limited Partnership Unit


                                                             At December 31,
                                                            (dollars in 000's)
                              ----------------------------------------------------------------------------
                                                                  ------

       Balance Sheet               2000             1999            1998             1997           1996
    --------------------         ---------       ---------        --------         --------       --------

Property and equipment,            $2,732          $2,994           $3,315          $3,577        $3,440
net

Total assets                        4,775           4,890            5,228           6,014         5,499

Long-term debt                      3,866           3,957            4,045           4,124         4,206
obligations, less current
maturities

Partners' equity (deficit)          (237)           (327)             (82)             686           222


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

Results of Operations

The following is a discussion of the major factors that materially affected the Partnership's operations during the three years ending December 31, 2000 and the comparability of operations between those years.

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

The Partnership's nursing home facility changed to the Medicare PPS on January 1, 1999. Implementation of the Medicare PPS contributed to the decrease in revenues in 1999, even though the facility-specific Medicare rate for 1999 of $379.77 provided the facility with approximately $260,000 in additional revenue compared to payments based on the full federal rates. Effective October 1, 2000, all facilities in our industry received a 4% increase in Medicare per diem payment, and additionally, effective April 1, 2000, 15 Resource Utilization Group ("RUG") categories, including our nursing home facility, received a 20% increase. The 20% per diem add-on to 15 RUG categories and the 4% across the board increase in payment, another of which will be effective on October 1, 2001, are expected to lessen the impact of the transition to the Medicare PPS. However, these rate increases expired in October 2002, and the Partnership expects a decrease in revenue as a result of the expiration of the Medicare rate increases.

During 2000, the nursing home facility adjusted the methodology used to compute Medicare cost per day under Medicare PPS. Under the methodology used in 1999, nurses' salary sign-in sheets were used to allocate nursing salaries between the Medicare and non-Medicare units of the nursing home facility. In order to improve the efficiency of calculating Medicare cost per day, in 2000 the nursing home facility began to allocate nursing salaries between the Medicare and non-Medicare units on the basis of patient days (the "Adjusted Calculation"), rather than on the basis of salary sign-in sheets. The numbers in the following table are computed using the Adjusted Calculation and compare Medicare cost per day for 2000 to the Medicare cost per day for 1999, the first year of Medicare PPS for the categories shown below:

-----------------------------------------------------------------------------------------------------------
         Category             1999 Medicare Cost        2000 Medicare Cost            Cost Increase
                                   Per Day                   Per Day                    (Decrease)
-----------------------------------------------------------------------------------------------------------
Routine Nursing                               $125.46                    $134.47                     $9.01
-----------------------------------------------------------------------------------------------------------
Inpatient Rehabilitation                       $93.19                     $46.76                  $(46.43)
-----------------------------------------------------------------------------------------------------------
Other Inpatient                                $29.07                     $20.89                   $(8.18)
-----------------------------------------------------------------------------------------------------------
Total                                         $247.72                    $202.12                  $(45.60)
-----------------------------------------------------------------------------------------------------------

The 18% decrease in total Medicare cost per day was primarily attributable to a 28% reduction in the overhead allocated to the rehabilitation area as a result of a decrease in the square footage of the rehabilitation area. The overhead allocated to inpatient rehabilitation was $194,324 and $138,967 in 1999 and 2000, respectively. Also contributing to the decrease in total Medicare cost per day was a 12% reduction in other inpatient costs from $168,062 in 1999 to $148,248 in 2000. This decrease was attributable to a reduction in medical supplies expense. These decreases in other inpatient costs and inpatient rehabilitation were partially offset by a 16% increase in nursing salaries from $1,356,479 in 1999 to $1,578,223 in 2000. The increase in nursing salaries was primarily attributable to an increase in the number of nurses employed, as well as an increase in the number of hours worked by each nurse.

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

         Revenue:

         2000 compared to 1999

Operating revenues increased $536,149 (8%) in 2000 as compared to 1999. The increase was attributable to several factors. First, there was a 41% increase in the average daily census of Medicare patients at the nursing facility, as well as a 15% increase in the average daily census of managed care patients at the nursing facility. Furthermore, there was an increase in the Medicare reimbursement rate the nursing facility. Also contributing to the increase in operating revenues was a 12% increase in average daily census at the retirement facility.

         1999 compared to 1998

Operating revenues decreased $794,757 in 1999 as compared to 1998. The decrease was attributable primarily to a decrease in occupied units and a reduction in Medicare and Medicaid revenues. Although the occupancy levels at the retirement facility decreased from 1998 to 1999 due to increased competition in the area, the average monthly rental rate at the retirement facility increased from $1,370 in 1998 to $1,400 in 1999. Accounts receivable, recorded at net realizable value, due from the Ohio Medicaid Program and Medicare fell from $38,371 in 1998 to $16,769 in 1999 and from $182,739 in 1998 to $110,326 in 1999, respectively.
Medicaid and Medicare programs accounted for a lower percentage of operating revenues during 1999 than in 1998 due to significant changes in government reimbursement programs and continued competition from a new rehabilitation/subacute facility.

         Expenses:

         2000 compared to 1999

Operating costs and expenses increased $235,599 in 2000 as compared to 1999. The increase was attributable primarily to additional staffing needs at the retirement center resulting from the increased occupancy rate.

         1999 compared to 1998

Operating costs and expenses decreased $563,699 in 1999 as compared to 1998. The significant decrease was attributable primarily to reductions in staffing at the nursing center resulting from the implementation of the Medicare PPS and in continuing response to the lower Medicare census.

         Net Income (Loss):

         2000 compared to 1999

For the fiscal year ended December 31, 2000, the Partnership had net income of $89,880, and for the fiscal year ended December 31, 1999, the Partnership had a net loss of $244,752. The net gain in 2000 was attributable primarily to the increase in operating revenue in 2000 of $536,149 and a decrease in management and oversight fees in 2000 from 1999, partially offset by an increase of $235,599 in other operating costs and expenses in 2000 from 1999. The increase in operating costs and expenses was primarily due to additional staffing needs at the retirement center as result of the increased census.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership held cash and cash equivalents of $1,105,822, a decrease of $56,112 from the amount held at December 31, 1999. The cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities will have to be maintained in accordance with operating reserves established by the U.S. Department of Housing and Urban Development ("HUD"). At December 31, 2000, the balance of HUD reserved cash at the facilities was $466,280, which is equal to the mortgage escrow and reserve for replacement accounts.

As the Partnership continues to adjust to Medicare PPS, it believes that it will produce sufficient cash flow to meet its ongoing operations needs associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third-party reimbursements from the operation of facilities previously owned by the Partnership in Colorado. During 2000, the Partnership did not receive any demands for payment of any actual or contingent liabilities related to these previously-owned facilities. The Partnership has no existing lines of credit or assurance of financial support from the General Partners, should the need arise. Therefore, there can be no assurance that sufficient funds will be available.

As discussed in "Results of Operations," the nursing facility benefited from temporary increases in the rates paid by Medicare. Following the expiration of these temporary rate increases in October 2002, the

Partnership expects that it will continue to generate sufficient cash flow from its operations to meet its operating needs. In order to offset some of the impact of the expiration of the rate increases, the Partnership plans to evaluate steps to reduce expenses and to increase census at the nursing facility.

As of December 31, 2000, the Partnership was not obligated to perform any major capital expenditures. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

No cash was distributed to the General Partners or the Limited Partners during the year ended December 31, 2000. On February 15, 1998, the Partnership distributed $300,000 to the Limited Partners. On September 30, 1998, the Partnership distributed $300,000 to the Limited Partners. No funds were distributed during 1999. Cumulative distributions paid to the Limited Partners as of December 31, 2000 were $3,538,203. The Managing General Partner desires to make annual distributions from operating cash flow in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at both the nursing facility and retirement center level.

Critical Accounting Policies

The Partnership's discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates and judgments that affect the reported amounts and related disclosures of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from these estimates. The Partnership believes the following critical accounting policies, among others, affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Operating revenue

Operating revenue consists of rental income, long-term nursing revenues, and other ancillary services revenues. Operating revenues are recognized as services are provided. Revenues are recorded net of provisions for contractual allowances with third-party payors, primarily Medicare and Medicaid. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment. Estimated third-party payor settlements are recorded in the period the related services are rendered. The methods of making such estimates are reviewed periodically, and differences between the net amounts accrued and subsequent settlements or estimates of expected settlements are reflected in current results of operations. See "Results of Operations" above for further discussion of recent changes to third-party payor reimbursement rates.

Property, equipment and long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Partnership evaluates the carrying value of long-lived assets in relation to the future projected undiscounted cash flows of the underlying properties to assess recoverability in accordance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Those projected future undiscounted cash flows require significant assumptions about future operations, such as reimbursement rates for Medicaid and Medicare patients, occupancy rates, wage rates, workers compensation costs and professional liability costs. Under SFAS 121, an impairment loss is recognized if the sum of the future net expected cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated, and the estimated fair market value of the assets represents the impairment loss. The Partnership determines estimated fair value for the long-lived assets that it intends to retain based on anticipated future cash flows discounted at rates commensurate with the risks involved.


Funding Obligations

We have various contractual commitments that we must fund in 2001 and future years as part of our normal operations. Summary information about these matters is set forth in the following table.

The following table discloses aggregate information, as of December 31, 2000, about our contractual obligations and the periods in which payments are due:


                                                       Payments Due By Period (in thousands)
                                       ----------------------------------------------------------------------
                      Total Payments
                           Due               2001           2002-2003        2004-2005         After 2005
                     ----------------------------------------------------------------------------------------

Long-Term
Debt                         $3,957            $   90             $  203          $  236            $3,428
                     ----------------------------------------------------------------------------------------

Total
Contractual
Cash
Obligations                  $3,957            $   90             $  203          $  236            $3,428
                     ========================================================================================


The subsidiaries of the Partnership are obligated to pay management fees to a related party in an amount equal to 5% of net operating revenues. This agreement may be terminated by either party upon 60 days notice to the other party.

There are no other significant commercial commitments that we could be obligated to pay in the future that are not included in our consolidated balance sheet.

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

The financial statements and supplementary data begin on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 2000, the General Partners of the Partnership were Consolidated Associates II and WelCare Service Corporation-II ("WSC-II") as Managing General Partner of the Partnership. The executive officer and director of WSC-II who control the affairs of the Partnership, are as follows:



Name and Position            Age at      Principal Occupations and Other Directorships During the Past 5 Years
-----------------            ------      ---------------------------------------------------------------------
                             12/31/00
                             --------

John F. McMullan,              64        John F. McMullan has served as President, Secretary and Director of WSC-


President, Secretary and                 II since July, 1998.  For more than five years prior to the date hereof, Mr.
Director                                 McMullan has served as a consultant to Life Care Centers of America, the
                                         Manager of the Partnership, and numerous other healthcare facilities.  Mr.
                                         McMullan is also a certified public accountant.  Mr. McMullan serves on the Board of Directors of Small Town Radio, Inc.


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

The General Partners are entitled to distributions of cash from operations and from "other sources" (primarily from the sale or refinancing of Partnership properties, as set forth in Note 3 to the consolidated financial statements included herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      Security ownership of certain beneficial owners.

         No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Partnership, is the beneficial owner of more than 5% of the Partnership's securities.

(B)      Security ownership of management.

         The General Partners do not own any Limited Partnership Units. The management of the General Partners are the beneficial owners of less than 1% of the outstanding Limited Partnership Units individually and in the aggregate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates:


                                                               2000                1999                 1998
                                                               ----                ----                 ----

Oversight management and management fees:
     Paid at the Fund II level (1)                           $70,237              $68,876              $75,423
     Paid by the facilities (1)                             $363,518             $334,891             $414,401

Administration of partnership activities (1)                $105,465             $130,617             $129,500

Partnership administration costs for each of 1998, 1999 and 2000 include $72,813 paid annually to affiliates, with the remainder paid to non-affiliates.

(1) For reimbursement of expenses incurred by affiliates of the Managing General Partner in performing administrative services including investor relations and accounting. See Note 1 to the accompanying consolidated financial statements included herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Part II, Item 8:

         (1)      Consolidated Financial Statements:

                  Report of Independent Certified Public Accountants

                  Consolidated Balance Sheets - as of December 31, 2000 and 1999

                  Consolidated Statements of Operations - for the Years Ended
                      December 31, 2000, 1999 and 1998

                  Consolidated Statements of Partners' Equity (Deficit) - for
                      the Years Ended December 31, 2000, 1999, and 1998

                  Consolidated Statements of Cash Flows - for the Years Ended
                      December 31, 2000, 1999 and 1998

                  Summary of Significant Accounting Policies

                  Notes to Consolidated Financial Statements

         (2) The following financial statement schedule is included in this Form 10-K Report:

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

                  All other schedules are omitted since they are not required, are not applicable, or the financial information required is included in the consolidated financial statements or notes thereto.

         (3) The following exhibits are incorporated by reference and are an integral part of this Form 10-K:


  Exhibit Number                                                                                           Page
(as per Exhibit                         Document Description                                              Number
    Table)

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

          21            Subsidiaries                                                                        E

         99.1           Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to            E
                        Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                  CONSOLIDATED RESOURCES HEALTH CARE FUND II
                                                        (Registrant)


                                  By:  WELCARE SERVICE CORPORATION-II
                                       Managing General Partner


Date:  February 10, 2003          By:  /s/ John F. McMullan
                                       -----------------------------------------
                                       John F. McMullan, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  February 10, 2003          By:  /s/ John F. McMullan
                                       -----------------------------------------
                                       John F. McMullan
                                       Director and Principal Executive Officer
                                       of the Managing General Partner


Date:  February 10, 2003          By:  /s/ John F. McMullan
                                       -----------------------------------------
                                       John F. McMullan
                                       Chief Financial Officer of the Managing
                                       General Partner

                                  CERTIFICATION
                          PURSUANT TO 17 CFR 240.13a-14
                          PROMULGATED UNDER SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, John F. McMullan, Principal Executive Officer and Chief Financial Officer of Consolidated Resources Health Care Fund II, certify that:

1. I have reviewed this annual report on Form 10-K of Consolidated Resources Health Care Fund II;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  February 10, 2003                   By:  /s/ John F. McMullan
                                           -------------------------------------
                                           John F. McMullan
                                           Chief Financial Officer (chief
                                           executive and chief financial officer
                                           of the Partnership)

The Partners
Consolidated Resources Health Care Fund II and Subsidiaries

We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (the "Partnership") as of December 31, 2000 and 1999 and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund II and Subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP


Atlanta, Georgia
November 19, 2002


           Consolidated Resources Health Care Fund II and Subsidiaries

                           Consolidated Balance Sheets


December 31,                                                                         2000                1999

Assets

Current
   Cash and cash equivalents (Note 5)                                              $1,105,822          $ 1,161,934
   Accounts receivable, net of allowance for doubtful accounts
     of $6,304 and $7,153, respectively (Note 4)                                      356,586              175,980

   Prepaid expenses and other                                                           6,046               13,400
                                                                                   ----------          -----------

Total current assets                                                                1,468,454            1,351,314
                                                                                   ----------          -----------

Property and equipment (Note 2)
   Land                                                                               178,609              178,609
   Buildings and improvements                                                       6,976,479            6,870,960
   Equipment and furnishings                                                        1,086,550              973,896
                                                                                   ----------          -----------
                                                                                    8,241,638            8,023,465
Less:  accumulated depreciation                                                    (5,509,461)          (5,029,530)
                                                                                   ----------          -----------

Net property and equipment                                                          2,732,177            2,993,935
                                                                                   ----------          -----------

Other
   Restricted escrows and other deposits (Note 2)                                     557,302              526,931
   Deferred loan costs, net of accumulated amortization
     of $16,423 and $14,593, respectively                                              16,683               17,720
                                                                                   ----------          -----------

Total other assets                                                                    573,985              544,651
                                                                                   ----------          -----------

                                                                                   $4,774,616          $ 4,889,900
                                                                                   ==========          ===========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.


December 31,                                                                         2000                1999

Liabilities and Partners' Equity (Deficit)

Current liabilities
   Current maturities of long-term debt obligations (Note 2)                       $   90,464         $    83,938
   Accounts payable                                                                    67,735             116,302
   Accrued expenses (Note 6)                                                          340,287             260,637
   Accrued management fees substantially all to affiliates (Note 1)                   394,918             394,918
   Deposit liabilities                                                                 88,261              68,321
   Deferred revenue                                                                    80,058              93,635
   Due to Medicare                                                                     67,968             231,455
   Due to related party (Note 1)                                                       15,913              10,385
                                                                                   ----------          ----------

Total current liabilities                                                           1,145,604           1,259,591

Long-term debt obligations, less current
   maturities (Note 2)                                                              3,866,168           3,957,345
                                                                                   ----------          ----------

Total liabilities                                                                   5,011,772           5,216,936
                                                                                   ----------          ----------

Commitments and Contingencies (Notes 1, 4 and 5)

Partners' equity (deficit) (Notes 2 and 3)
   Limited partners                                                                   (60,102)           (146,387)
   General partners                                                                  (177,054)           (180,649)
                                                                                   ----------          ----------

Total partners' equity (deficit)                                                     (237,156)           (327,036)
                                                                                   ----------          ----------

                                                                                   $4,774,616          $4,889,900
                                                                                   ----------          ----------


See accompanying summary of significant accounting policies and notes to consolidated financial statements.


           Consolidated Resources Health Care Fund II and Subsidiaries

                      Consolidated Statement of Operations

Years ended December 31,                                       2000                1999                 1998
                                                               ----                ----                 ----

Revenue
   Operating revenue (Note 4)                                $ 7,236,032         $ 6,699,883           $7,494,640
   Interest income                                                48,771              38,656               35,323
                                                             -----------         -----------          -----------

Total revenue                                                  7,284,803           6,738,539            7,529,963
                                                             -----------         -----------          -----------

Operating costs and expenses
   Operating expenses                                          5,735,183           5,539,955            6,153,313
   Depreciation and amortization                                 480,968             474,908              466,400
   Interest (Note 2)                                             304,832             307,150              313,126
   Management and oversight fees (Note 1)                        433,755             403,767              489,824
   Real estate taxes                                             134,720             126,894              145,621
   Partnership   administration  costs  including  amounts       105,465             130,617              129,500
   paid to affiliates (Note 1)                               -----------         -----------          -----------

Total operating costs and expenses                             7,194,923           6,983,291            7,697,784
                                                             -----------         -----------          -----------

Net income/(loss)                                            $    89,880         $  (244,752)         $  (167,821)
                                                             -----------         -----------          -----------

Basic and diluted net income/(loss) per limited              $      5.75         $    (15.66)         $    (10.74)
partnership unit                                             -----------         -----------          -----------

Limited partnership units outstanding                             15,000              15,000               15,000
                                                             -----------         -----------          -----------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.


           Consolidated Resources Health Care Fund II and Subsidiaries

              Consolidated Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 2000, 1999 and 1998


                                                              Limited              General               Total
                                                                                                       Partners'
                                                                                                        Equity
                                                                                                       (Deficit)
                                                              -------              -------             ---------

Partners' equity (deficit), at January 1, 1998               $   849,683         $  (164,146)         $   685,537


   Net loss                                                     (161,108)             (6,713)            (167,821)

   Distributions (Note 3)                                       (600,000)                  -             (600,000)
                                                             -----------         -----------          -----------

Partners' equity (deficit), at December 31, 1998                  88,575            (170,859)             (82,284)

   Net loss                                                     (234,962)             (9,790)            (244,752)
                                                             -----------         -----------          -----------

Partners' equity (deficit), at December 31, 1999                (146,387)           (180,649)            (327,036)

   Net income                                                     86,285               3,595               89,880
                                                             -----------         -----------          -----------

Partners' equity (deficit), at December 31, 2000             $   (60,102)        $  (177,054)         $  (237,156)
                                                             -----------         -----------          -----------

See accompanying summary of significant accounting policies and notes to consolidated financial statements.


           Consolidated Resources Health Care Fund II and Subsidiaries

                      Consolidated Statements of Cash Flows

Years ended December 31,                                       2000                1999                 1998
                                                               ----                ----                 ----

Operating activities
   Net income/(loss)                                         $   89,880          $  (244,752)         $ (167,821)
   Adjustments to reconcile net income/(loss) to cash
     provided by operating activities:
     Depreciation and amortization                              480,968              474,908             466,400
     Bad debt expense                                             8,658               37,165               9,856
     Changes in operating assets and liabilities:
       Accounts receivable                                     (189,265)             135,314             (36,778)
       Prepaid expenses and other                                 7,354               22,777             (17,213)
       Accounts payable                                         (48,567)            (106,941)            (19,241)
       Accrued liabilities and deposit liabilities              (77,474)              85,806              77,651
       Third-party payor settlement receivable                        -               97,501             374,516
                                                             ----------          -----------          ----------

Net cash provided by operating activities                       271,555              501,778             687,370
                                                             ----------          -----------          ----------

Investing activities
   Payments for purchases of property and equipment,           (218,173)            (152,952)           (203,167)
   Net change in restricted escrows and other deposits          (30,371)             (45,843)            (24,096)
                                                             ----------          -----------          ----------

Net cash used in investing activities                          (248,544)            (198,795)           (227,263)
                                                             ----------          -----------          ----------

Financing activities
   Principal payments on long-term debt obligations             (84,651)             (82,513)            (76,338)
   Due from related party                                         5,528               10,385             890,000
   Distributions paid to limited partners                             -                    -            (600,000)
                                                             ----------          -----------          ----------

Net cash provided by (used in) financing activities             (79,123)             (72,128)            213,662
                                                             ----------          -----------          ----------

Net increase (decrease) in cash and cash equivalents            (56,112)             230,855             673,769

Cash and cash equivalents, beginning of year                  1,161,934              931,079             257,310
                                                             ----------          -----------          ----------

Cash and cash equivalents, end of year                       $1,105,822          $ 1,161,934          $  931,079
                                                             ==========          ===========          ==========

Supplemental Disclosure:
   Cash paid during the year for interest                    $  304,832          $   307,150          $  313,126
                                                             ==========          ===========          ==========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries

                   Summary of Significant Accounting Policies

Organization

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983 as a limited partnership under the provisions of the Georgia
Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, health care related real properties. Investments in healthcare real property consist of a nursing home and a retirement center in Ohio. During 2000, the average occupancy for the nursing home and retirement center was 90% and 72%, respectively.

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

Consolidation

The consolidated financial statements include the accounts of the Partnership and the accounts of the subsidiary partnerships in which it holds 99.5% of the units. All significant intercompany balances and transactions have been eliminated. The amount of minority interest is immaterial.

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

        Consolidated Resources Health Care Fund II and Subsidiaries

                   Summary of Significant Accounting Policies

The balance of these write-downs and the carrying values of the property and equipment were as follows as of December 31, 2000.

                                                 Write Down      Carrying Values
                                                 ----------      ---------------

         Mayfair Village Nursing Care Center    $  1,441,848       $    930,511
         Mayfair Retirement Center                   440,602          1,801,666
                                                ------------       ------------

                                                $  1,882,450       $  2,732,177
                                                ============       ============

Depreciation and Amortization

Property and equipment are depreciated using the straight-line method over lives of 24 to 30 years for buildings and 5 to 10 years for equipment and furnishings. Depreciation expense for 2000, 1999 and 1998 was $479,932, $473,872 and $465,364, respectively. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

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

The Partnership's nursing home changed to the PPS reimbursement system on January 1, 1999. Management believes that revenues will continue to be lower under PPS; however, reductions in therapy costs, use of general purchasing agents and other expense reduction measures should in part offset the effect of any rate reductions. During 2000, temporary increases in Medicare reimbursement rates were granted. These temporary increases expired on October 31, 2002. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company.

Income Taxes

No provision has been made in the consolidated financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes.

           Consolidated Resources Health Care Fund II and Subsidiaries

                   Summary of Significant Accounting Policies

Allocation of Net Income and Loss

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

           Consolidated Resources Health Care Fund II and Subsidiaries

                   Summary of Significant Accounting Policies


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133, "Accounting for Derivative Instruments and
Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. The recognition of changes in the fair value of a derivative that affects the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (i) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (ii) be deferred in other comprehensive income and reclassified to earnings in the same period or periods which the hedged transaction affects. SFAS 137 delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, Amendment of SFAS 133,"liberalized the application of SFAS 133 in a number of areas. The Partnership adopted the new standards on January 1, 2001 with no significant impact on its results of operations or financial position.

Pursuant to the Securities and Exchange  Commission's Staff Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," the Partnership has reviewed its accounting policies for the recognition of revenue. SAB No. 101 was required to be implemented in fourth quarter 2000. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Partnership's policies for revenue recognition are consistent with the views expressed within SAB No. 101.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Interpretation No. 44 clarifies the application of APB No. 25 to the definition of an employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. This interpretation did not have a material impact on the Partnership's consolidated financial statements.

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

In June 2001 the FASB approved the issuance of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 will become effective for the Partnership on January 1, 2003 and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. Management is in the process of evaluating the impact this standard will have on the Partnership's financial statements.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS 145, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Company's consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). Generally, SFAS 146 provides that defined exit costs (including restructuring and employee termination costs) are to be recorded on an incurred basis rather than on a commitment basis as is presently required. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company currently anticipates that adoption of this statement will not have a material impact on its financial statements.

1.     Management Fees and Affiliate Transactions

Two companies related to the Partnership and the minority interest holder manage the nursing home and retirement center for a fee of 5% of net operating revenues. Fees totaling $363,518, $334,891 and $414,401 were paid to the management company for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, an affiliate of the Managing General Partner was paid an oversight management fee of 1% of gross operating revenue totaling $70,237, $68,876 and $75,423 in 2000, 1999 and 1998, respectively.

During 2000, 1999 and 1998, the affiliate of the Managing General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities in the amount of $72,813 each year. These expenses are included in Partnership administration costs on the accompanying Consolidated Statement of Operations.

Accrued management fees consist of management's estimates of amounts payable to affiliates and former affiliates and an unrelated management company resulting from management fees incurred.

           Consolidated Resources Health Care Fund II and Subsidiaries


2.   Long-Term Debt Obligations

Long-term debt obligations consisted of:



                                                                         2000                      1999
-------------------------------------------------------------------------------------------------------

7.5% note related to Mayfair Village Nursing Care
 Center, collateralized by a first trust deed on land,
 buildings and furnishings and insured by the U.S.
 Department of Housing and Urban Development; payable in
 monthly installments of principal and interest of
 $12,050, due January 1, 2020                                          $1,462,227            $1,495,780

7.5% note related to Mayfair Retirement Center,
 collateralized by a first trust deed on land, buildings
 and furnishings and insured by the U.S. Department of
 Housing and Urban Development; payable in monthly
 installments of principal and interest of $20,023, due
 March 1, 2021                                                          2,494,405             2,545,503
-------------------------------------------------------------------------------------------------------

                                                                        3,956,632             4,041,283
Less current maturities                                                    90,464                83,938
-------------------------------------------------------------------------------------------------------

                                                                       $3,866,168            $3,957,345
-------------------------------------------------------------------------------------------------------

Future maturities of long-term debt obligations at December 31, 2000 are as follows:


                                                                                                 Amount
-------------------------------------------------------------------------------------------------------
              2001                                                                          $    90,464
              2002                                                                               97,739
              2003                                                                              105,338
              2004                                                                              113,527
              2005                                                                              122,381
              Thereafter                                                                      3,427,183
-------------------------------------------------------------------------------------------------------

                                                                                             $3,956,632
-------------------------------------------------------------------------------------------------------

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

The fair value of the Partnership's obligations are estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. Carrying values of the Partnerships' financial instruments approximate their fair values at December 31, 2000.

           Consolidated Resources Health Care Fund II and Subsidiaries


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

The Partnership distributed cash of $600,000 to the Limited Partners for the year ended December 31, 1998. No cash was distributed to Limited Partners during 2000 or 1999. Cumulative distributions paid to the Limited Partners as of December 31, 2000 are $3,538,203. No distributions have been made to the General Partners.

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

Medicaid and Medicare programs accounted for approximately 53%, 46% and 63% of operating revenue during 2000, 1999 and 1998, respectively.

Accounts receivable, recorded at net realizable value, include amounts due from both the Ohio Medicaid program and Medicare are as follows:

December 31,                                      2000                      1999
--------------------------------------------------------------------------------

Ohio Medicaid Program                         $ 81,725                 $  16,769
Medicare                                      $126,573                 $ 110,326

Amounts due from the Ohio Medicaid program are paid on an interim and final basis generally within 30 to 60 days from date of billing. Amounts due from the Medicare program are generally received within 30 days.

           Consolidated Resources Health Care Fund II and Subsidiaries


5. Concentrations of Credit Risk

At December 31, 2000, the Partnership had cash on deposit at three banks which exceeded the Federal Deposit Insurance Corporation limit in the aggregate by approximately $806,000.

6. Accrued Expenses

Accrued expenses consisted of the following:

December 31,                                        2000                    1999
--------------------------------------------------------------------------------

Accrued salaries and wages                    $  148,963              $   98,746
Accrued property taxes                           120,800                 123,463
Other                                             70,524                  38,428
--------------------------------------------------------------------------------

                                              $  340,287                 260,637
--------------------------------------------------------------------------------


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

           Consolidated Resources Health Care Fund II and Subsidiaries


Summary information by segment follows:


                                                                           Corporate and
                                           Retirement           Nursing     Eliminations             Total

         2000
         Revenues                          $1,420,168        $5,841,374       $   23,261        $7,284,803
         Operating income (loss)             (269,211)          548,345         (189,254)           89,880
         Depreciation and amortization        254,202           226,766                -           480,968
         Total segment assets              $2,238,820        $2,395,406        $ 140,390        $4,774,616


         1999
         Revenues                          $1,206,401        $5,507,925       $   24,213        $6,738,539
         Operating income (loss)             (296,959)          320,459         (268,252)         (244,752)
         Depreciation and amortization        249,006           225,902                -           474,908
         Total segment assets              $2,217,125        $2,233,106       $  439,669        $4,889,900

         1998
         Revenues                          $1,416,486        $6,272,280       $ (158,803)       $7,529,963
         Operating income (loss)             (157,744)          271,898         (281,975)         (167,821)
         Depreciation and amortization        243,742           222,658                -           466,400
         Total segment assets              $2,329,447        $2,080,200       $  818,268        $5,227,915


8. Quarterly Data and Share Information (Unaudited)

The following table sets forth, for the fiscal periods indicated, selected consolidated financial data.


                                                                      Fiscal Year Ended 2000
                                                        First          Second           Third         Fourth
                                                       Quarter         Quarter         Quarter        Quarter
---------------------------------------------------------------------------------------------------------------
Total Revenue                                         $1,794,589       $1,745,981    $1,877,909     $1,866,324
Net Income (loss)                                         80,270         (59,281)        15,672         53,219
Basic and diluted net income (loss) per L.P. unit          $5.14         $ (3.79)         $1.00          $3.41


                                                                      Fiscal Year Ended 1999
                                                        First          Second           Third         Fourth
                                                       Quarter         Quarter         Quarter        Quarter
---------------------------------------------------------------------------------------------------------------
Total Revenue                                         $1,687,434       $1,704,313    $1,712,195     $1,634,597
Net Income (loss)                                      (112,754)         (38,018)        10,829      (104,809)
Basic and diluted net income (loss) per L.P. unit        $(7.22)          $(2.43)         $0.69        $(6.71)

                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 2000, 1999 and 1998


                                               Balance at   Additions charged to   Deductions(1)    Balance at end
                                        beginning of year     costs and expenses                           of year

1000
Allowance for doubtful accounts                   $ 7,153                $ 8,659       $ (9,508)           $ 6,304

1999
Allowance for doubtful accounts                   $14,562                $37,165       $(44,574)            $7,153

1988
Allowance for doubtful accounts                   $19,035                 $9,856       $(14,329)           $14,562


(1) Represents direct write-offs of receivables.