Form 10-Q
period 2001-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2003-04-22
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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
                      Condensed Consolidated Balance Sheets



                                                                         March 31,
                                                                            2001              December 31,
                                                                        (Unaudited)              2000
                                                                     -------------------    ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                               $1,264,743            $1,105,822
     Accounts  receivable,  net of allowance for doubtful  accounts
     of $11,947 and $6,304, respectively                                        346,327               356,586
     Prepaid expenses and other                                                     255                 6,046
                                                                     -------------------    ------------------
         Total current assets                                                 1,611,325             1,468,454

Property and equipment
     Land                                                                       178,609               178,609
     Buildings and improvements                                               7,001,750             6,976,479
     Equipment and furnishings                                                1,149,709             1,086,550
                                                                     -------------------    ------------------
                                                                              8,330,068             8,241,638

     Accumulated depreciation and amortization                              (5,628,263)           (5,509,461)
                                                                     -------------------    ------------------
         Net property and equipment                                           2,701,805             2,732,177
                                                                     -------------------    ------------------

Other
     Restricted escrows and other deposits                                      614,232               557,302
     Deferred  loan  costs,  net  of  accumulated  amortization  of
     $16,682 and $16,423, respectively                                           16,424                16,683
                                                                     -------------------    ------------------
         Total other assets                                                     630,656               573,985
                                                                     -------------------    ------------------

                                                                             $4,943,786            $4,774,616
                                                                     ===================    ==================



See accompanying notes to condensed consolidated financial statements.


                                                                          March 31,
                                                                            2001             December 31 2000
                                                                         (Unaudited)
                                                                      ------------------    ------------------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Current maturities of long-term debt                                     $  92,283             $  90,464
     Accounts payable                                                           163,726                67,735
     Accrued expenses                                                           568,484               488,313
     Accrued management fees                                                    394,918               394,918
     Due to related party                                                       ---                    15,913
     Deposit liabilities                                                        102,754                88,261
                                                                      ------------------    ------------------
                                                                              1,322,165             1,145,604
         Total current liabilities
                                                                      ------------------    ------------------

Long-term obligations, less current maturities                                3,842,178             3,866,168
                                                                      ------------------    ------------------

         Total liabilities                                                    5,164,343             5,011,772
                                                                      ------------------    ------------------

Partners' deficit:
     Limited partners                                                          (44,167)              (60,102)
     General partners                                                         (176,390)             (177,054)
                                                                      ------------------    ------------------
         Total partners' deficit                                              (220,557)             (237,156)
                                                                      ------------------    ------------------

                                                                            $ 4,943,786            $4,774,616
                                                                      ==================    ==================





See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                 Three months ended
                                                      March 31,
                                             2001                 2000
                                       ------------------  --------------------
Revenue:
     Operating revenues                       $1,919,848            $1,781,670
     Interest income                              14,525                12,919
                                       ------------------  --------------------
         Total revenue                         1,934,373             1,794,589
                                       ------------------  --------------------

Expenses:
     Operating expenses                        1,691,440             1,490,090
     Depreciation & amortization                 119,062               119,429
     Interest                                     74,153                75,763
     Partnership administration costs             33,119                29,037
                                       ------------------  --------------------

Total expenses                                 1,917,774             1,714,319
                                       ------------------  --------------------

Net income                                      $ 16,599             $  80,270
                                       ==================  ====================

Net income per L.P. unit                        $   1.06   $              5.14
                                       ==================  ====================

L.P. units outstanding                            15,000                15,000
                                       ==================  ====================




See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                         Three months ended March 31,
                                                                          2001                  2000
                                                                     ---------------       ---------------

Operating Activities:
     Cash received from residents and government agencies                 1,930,107             1,769,599
     Cash paid to suppliers and employees                               (1,585,044)           (1,789,230)
     Interest received                                                       14,525                12,919
     Interest paid                                                         (74,153)              (75,763)

         Cash provided by (used in) operating activities                    285,435              (91,475)
                                                                     ---------------       ---------------

Investing Activities:
     Additions to property and equipment                                   (88,430)               (7,837)
                                                                     ---------------       ---------------

Financing Activities:
     Principal payments on long-term debt                                  (22,171)              (20,574)
     Decrease in amount due to related party                               (15,913)               (2,944)
                                                                     ---------------       ---------------
     Cash used in financing activities                                     (38,084)              (23,518)
                                                                     ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                        158,921             (122,830)
Cash and cash equivalents, beginning of period                            1,105,822             1,161,934
                                                                     ---------------       ---------------

Cash and cash equivalents, end of period                                 $1,264,743            $1,039,104
                                                                     ===============       ===============




See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                Three months ended March 31,
                                                                  2001                  2000
                                                           -------------------     ---------------
Reconciliation of net income to cash
provided by (used in) operating activities:

   Net income                                                       $  16,599           $  80,270

          Depreciation and amortization                               119,062             119,429


          Changes in assets and liabilities:

               Accounts receivable                                     10,259            (12,071)

              Restricted escrows                                     (56,930)            (72,308)

              Prepaid expense and other assets                          5,791               3,624

              Accounts payable and accrued liabilities                190,655           (210,419)
                                                           -------------------     ---------------

Cash provided by (used in) operating activities                     $ 285,436          $ (91,475)
                                                           ===================     ===============


See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2001


NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II at Post Office Box 8779, Atlanta, Georgia 31106.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:


                                                                        Three months ended March 31,
                                                                           2001                2000
                                                                           ----                ----
Charged to operating expenses:
     Property management and oversight management fees...................$19,120             $15,531
Financial accounting, data processing,
     tax reporting, legal and compliance,
     investor relations and supervision
     of outside services.................................................$33,119             $29,037



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

At March 31, 2001, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

Results of Operations

Revenues:
--------

Operating revenue increased by $138,178 for the quarter ended March 31, 2001 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy for one bedroom units at the retirement facility and a positive Medicare rate and mix variance at the nursing facility, offset in part by a slight decline in occupancy levels at the nursing facility. At March 31, 2001 the occupancy rate at the retirement facility was 86.1%, an improvement of almost 10 occupied units compared to the prior quarter, and the occupancy rate of the nursing facility was 91.2%, slightly less than the prior period.

Expenses:
--------

Operating expenses increased by $201,350 for the quarter ended March 31, 2001 as compared to the same period for the prior year. The increase is primarily due to increased labor expenses due to increased services to residents, an increase in the need for contract services and supply and utility costs increases at the facilities, partially offset by reductions in contract services costs at the nursing center and other cost savings at the retirement center. For the period ended March 31, 2001, total salary costs increased by $61,964 at the nursing facility and $49,600 at the retirement facility.

Liquidity and Capital Resources:
-------------------------------

At March 31, 2001, the Partnership held cash and cash equivalents of $1,264,743, an increase of $158,921 from December 31, 2000. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the Partnership's two facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations. Management believes that these facilities will produce positive cash flow for the year ending December 31, 2001; however, no assurance can be given that the facilities will produce positive cash flow if revenues decline.

As of March 31, 2001, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves ($365,648 at March 31, 2001) and cash flow from operations.

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




                   CONSOLIDATED RESOURCES HEALTH CARE FUND II

                              By:   WELCARE SERVICE CORPORATION - II
                                    Managing General Partner



Date:  April 22, 2003                    By:/s/ John F. McMullan
                                            ----------------------
                                            John F. McMullan
                                            Chief Financial Officer



Date:  April 22, 2003                    By: /s/ Marilyn McMullan
                                             ----------------------
                                             Marilyn McMullan
                                             Assistant Secretary

                                  CERTIFICATION

I, John F. McMullan, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Consolidated Resources Health Care Fund II;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



 Date:  April 22, 2003                     By: /s/John F. McMullan
                                               --------------------
                                               John F. McMullan
                                               Chief Financial Officer (chief
                                               executive and chief financial
                                               officer of the Partnership)