Form 10-Q
period 2001-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2003-04-22
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
                      Condensed Consolidated Balance Sheets





                                                                June 30,
                                                                  2001       December 31,
                                                              (Unaudited)        2000
                                                              -----------    -----------
ASSETS
Current assets:
     Cash and cash equivalents                                $ 1,452,482    $ 1,105,822
     Accounts receivable, net of allowance for doubtful                          356,586
     accounts of $11,947 and $6,304, respectively                 280,969
     Prepaid expenses and other                                      --            6,046
                                                              -----------    -----------
           Total current assets                                 1,733,451      1,468,454

Property and equipment
     Land                                                         178,609        178,609
     Buildings and improvements                                 7,024,408      6,976,479
     Equipment and furnishings                                  1,172,060      1,086,550
                                                              -----------    -----------
                                                                8,375,077      8,241,638

     Accumulated depreciation and amortization                 (5,753,825)    (5,509,461)
                                                              -----------    -----------
       Net property and equipment                               2,621,252      2,732,177
                                                              -----------    -----------
Other
     Restricted escrows and other deposits                        565,413        557,302
     Deferred loan costs, net of accumulated amortization
     of $16,941 and $16,423 respectively                           16,165         16,683
                                                              -----------    -----------
       Total other assets                                         581,578        573,985
                                                              -----------    -----------

                                                              $ 4,936,281    $ 4,774,616
                                                              ===========    ===========


See accompanying notes to condensed consolidated financial statements.


                                                               June 30, 2001   December 31,
                                                                (Unaudited)        2000
                                                                -----------    -----------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of long-term debt                         $    94,102    $    90,464
   Accounts payable                                                 130,604         67,735
   Accrued expenses                                                 485,584        488,313
   Accrued management fees                                          394,918        394,918
   Due to related party                                                --           15,913
   Deposit liabilities                                               99,744         88,261
                                                                -----------    -----------

      Total current liabilities                                   1,204,952      1,145,604
                                                                -----------    -----------

Long-term obligations, less current maturities                    3,817,807      3,866,168
                                                                -----------    -----------

      Total liabilities                                           5,022,759      5,011,772
                                                                -----------    -----------

Partners' equity (deficit):
   Limited partners                                                  84,549       (60,102)
   General partners                                               (171,027)      (177,054)
                                                                -----------    -----------
      Total partners' equity (deficit)                             (86,478)      (237,156)
                                                                -----------    -----------

                                                                $ 4,936,281    $ 4,774,616
                                                                ===========    ===========



See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                              Three months ended           Six Months ended
                                                   June 30,                      June 30,
                                               2001          2000          2001         2000
                                            ----------   -----------    ----------   ----------
Revenue:
   Operating revenues                       $2,051,073   $ 1,732,734    $3,970,921   $3,514,404
   Interest income                              12,165        13,247        26,690       26,166
                                            ----------   -----------    ----------   ----------
      Total revenue                          2,063,238     1,745,981     3,997,611    3,540,570
                                            ----------   -----------    ----------   ----------

Expenses:
   Operating expenses                        1,710,065     1,580,678     3,401,505    3,070,768
   Depreciation & amortization                 125,821       119,936       244,883      239,365
   Interest                                     73,598        75,471       147,751      151,234
   Partnership administration costs             19,675        29,177        52,794       58,214
                                            ----------   -----------    ----------   ----------

      Total expenses                         1,929,159     1,805,262     3,846,933    3,519,581
                                            ----------   -----------    ----------   ----------

Net income (loss)                           $  134,079   $   (59,281)   $  150,678   $   20,989
                                            ==========   ===========    ==========   ==========

Net income (loss) per L.P. unit             $     8.58   $     (3.79)   $     9.64   $     1.34
                                            ==========   ===========    ==========   ==========

L.P. units outstanding                          15,000        15,000        15,000       15,000
                                            ==========   ===========    ==========   ==========




See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                        Six months ended June 30,
                                                          2001           2000
                                                        -----------    -----------
Operating Activities:
  Cash received from residents and government            4,046,538      3,458,868
  agencies
  Cash paid to suppliers and employees                  (3,384,741)    (3,409,652)
  Interest received                                         26,690         26,166
  Interest paid                                           (147,751)      (151,234)

  Cash provided by (used in) operating activities          540,736        (75,852)
                                                       -----------    -----------

Investing Activities:
  Additions to property and equipment                     (133,440)       (49,161)
                                                       -----------    -----------

Financing Activities:
  Principal payments on long-term debt                     (44,723)       (41,535)
  Decrease in amount due to related party                  (15,913)          (594)
                                                       -----------    -----------
  Cash used in financing activities                        (60,636)       (42,129)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       346,660       (167,142)
Cash and cash equivalents, beginning of period           1,105,822      1,161,934
                                                       -----------    -----------
Cash and cash equivalents, end of period               $ 1,452,482    $   994,792
                                                       ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       Six months ended June 30,
                                                         2001             2000
                                                         ----             ----
Reconciliation of Net Income to cash
Provided by (used in) Operating Activities:
  Net income                                          $ 150,678      $  20,989
     Depreciation and amortization                      244,883        239,365

     Changes in assets and liabilities:
        Accounts receivable                              75,616        (55,536)
        Restricted escrows                               (8,111)      (138,969)
        Other current assets                              6,046         10,603
        Accounts payable and accrued liabilities         71,623       (152,304)

                                                     -----------     ----------
  Cash provided by (used in) operating activities     $ 540,736      $ (75,852)
                                                     ===========     ==========



See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001


NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                Six months ended June 30,
                                                  2001           2000
                                                  ----           ----
Charged to operating expenses:
Property management and oversight
management fees...........................       $39,675        $33,730

Financial accounting, data processing,
tax reporting, legal and compliance,
investor relations and supervision
of outside services.......................       $52,794        $58,214

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

At June 30, 2001, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

Results of Operations

Revenues:
--------

Operating revenue increased by $318,339 for the quarter ended June 30, 2001 as compared to the same period for the prior year and by $456,517 for the six months ended June 30, 2001 as compared to the same period for the prior year. These increases are primarily attributable to increases in overall occupancy at both facilities during the six-month period as well as improved quality mix at the nursing center in the private pay and Medicare categories. Medicare and managed care rates at the nursing center also improved. Occupancy levels at the retirement facility were the best achieved over the past four quarters despite continued heavy competition in the market. At June 30, 2001 the occupancy rate at the retirement facility was 89.7%, an improvement of 3.2 occupied units compared to the prior quarter, and the occupancy rate of the nursing facility was 95.1%, approximately 3% better than the prior quarter.

Expenses:
--------

Operating expenses increased by $129,387 for the quarter ended June 30, 2001 as compared to the same period for the prior year and increased by $330,737 for the six months ended June 30, 2001 as compared to the same period for the prior year. The increase is primarily due to increased labor expenses due to increased services for residents, an increase in the need for contract services and supply and utility costs increases at the facilities, offset in part by decreases in labor and contract services costs at the nursing center. For the period ended June 30, 2001, total salary costs increased by $58,698 at the nursing facility and $22,874 at the retirement facility.

Liquidity and Capital Resources:
-------------------------------

At June 30, 2001, the Partnership held cash and cash equivalents of $1,452,482, an increase of $187,739 from March 31, 2001. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the Partnership's two facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations. Management believes that these facilities will produce positive cash flow in 2001; however, no assurance can be given that the facilities will produce positive cash flow if revenues decline.

As of June 30, 2001, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves ($376,541 at June 30, 2001) and cash flow from operations.

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

                         CONSOLIDATED RESOURCES HEALTH CARE FUND II

                         By:  WELCARE SERVICE CORPORATION - II
                              Managing General Partner


Date:  April 22, 2003         By:/s/ John F. McMullan
                                 ------------------------
                                 John F. McMullan
                                 Chief Financial Officer



Date:  April 22, 2003          By:/s/ Marilyn McMullan
                                  ------------------------
                                  Marilyn McMullan
                                  Assistant Secretary

                                  CERTIFICATION

I, John F. McMullan, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Consolidated Resources Health Care Fund II;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.



Date:  April 22, 2003                    By: /s/ John M. McMullan
                                             ------------------------
                                             John F. McMullan
                                             Chief Financial Officer (chief
                                             executive and chief financial
                                             officer of the Partnership)