Form 10-Q
period 2001-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2003-04-22
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
  (State or other jurisdiction               (I.R.S. Employer Identification
of incorporation or organization)                        Number)



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



                                                                          September 30,
                                                                               2001               December 31, 2000
                                                                           (Unaudited)
                                                                       ---------------------    ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                            $   1,525,730               $   1,105,822
     Accounts receivable, net of allowance for doubtful accounts of
       $11,947 and $6,304, respectively                                         361,816                     356,586
     Prepaid expenses and other                                                    ---                        6,046
                                                                       ---------------------    ----------------------
         Total current assets                                                 1,887,546                   1,468,454
                                                                       ---------------------    ----------------------

Property and equipment
     Land                                                                       178,609                     178,609
     Buildings and improvements                                               7,117,286                   6,976,479
     Equipment and furnishings                                                1,213,624                   1,086,550
                                                                       ---------------------    ----------------------
                                                                              8,509,519                   8,241,638

     Accumulated depreciation and amortization                              (5,876,301)                 (5,509,461)
                                                                       ---------------------    ----------------------
         Net property and equipment                                           2,633,218                   2,732,177
                                                                       ---------------------    ----------------------

Other
     Restricted escrows and other deposits                                      593,119                     557,302
     Deferred loan costs, net of accumulated amortization of $17,200
       and $16,423, respectively                                                 15,906                      16,683
                                                                       ---------------------    ----------------------
         Total other assets                                                     609,025                     573,985
                                                                       ---------------------    ----------------------

                                                                          $   5,129,789               $   4,774,616
                                                                       =====================    ======================


See accompanying notes to condensed consolidated financial statements



                                                                          September 31,
                                                                               2001                  December 31,
                                                                           (Unaudited)                   2000
                                                                       ---------------------    ----------------------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Current maturities of long-term debt                                 $      95,921               $      90,464
     Accounts payable                                                            83,324                      67,735
     Accrued expenses                                                           626,698                     488,313
     Accrued management fees                                                    394,918                     394,918
     Due to related party                                                           ---                      15,913
     Deposit liabilities                                                        102,486                      88,261
                                                                       ---------------------    ----------------------
         Total current liabilities                                            1,303,347                   1,145,604
                                                                       ---------------------    ----------------------

Long-term obligations, less current maturities                                3,792,937                   3,866,168
                                                                       ---------------------    ----------------------

         Total liabilities                                                    5,096,284                   5,011,772
                                                                       ---------------------    ----------------------

Partners' equity (deficit):
     Limited partners                                                           199,733                    (60,102)
     General partners                                                         (166,228)                   (177,054)
                                                                       ---------------------    ----------------------
         Total partners' equity (deficit)                                        33,505                   (237,156)
                                                                       ---------------------    ----------------------

                                                                          $   5,129,789               $   4,774,616
                                                                       =====================    ======================

See accompanying notes to condensed consolidated financial statements.



                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three months ended                       Nine Months Ended
                                                       September 30,                            September 30,
                                                 2001                  2000                2001                2000
                                           ------------------    -----------------    ----------------    ---------------
Revenue:
    Operating revenues                      $    2,005,608           $  1,862,138       $ 5,976,529         $  5,376,542
    Interest income                                 22,900                 15,771            49,590               41,937
                                           ------------------    -----------------    ----------------    ---------------

       Total revenue                             2,028,508              1,877,909         6,026,119            5,418,479
                                           ------------------    -----------------    ----------------    ---------------

Expenses:
    Operating expenses                           1,709,431              1,647,368         5,110,937            4,718,136
    Depreciation & amortization                    122,735                118,797           367,617              358,162
    Interest                                        69,073                 74,850           216,834              226,084
    Partnership administration costs                 7,286                 21,267            60,080               79,481
                                           ------------------    -----------------    ----------------    ---------------

       Total expenses                            1,908,525              1,862,282         5,755,458            5,381,863
                                           ------------------    -----------------    ----------------    ---------------


Net income                                     $ 119,983             $ 15,627            $ 270,661           $ 36,616
                                           ==================    =================    ================    ===============

Net income per L.P. unit                          $ 7.68                $ 1.00              $ 17.32             $ 2.34
                                           ==================    =================    ================    ===============

L.P. units outstanding                            15,000               15,000              15,000             15,000
                                           ==================    =================    ================    ===============


See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                                              Nine months ended September 30,
                                                                               2001                     2000
                                                                       ---------------------    ----------------------
Operating Activities:
     Cash received from residents and government agencies              $      5,971,299            $      5,227,152
     Cash paid to suppliers and employers                                   (5,032,588)                 (4,834,720)
     Interest received                                                           49,590                      41,937
     Interest paid                                                            (216,824)                   (226,084)
                                                                       ---------------------    ----------------------

     Cash provided by operating activities                                      771,477                     208,285
                                                                       ---------------------    ----------------------

Investing Activities:
         Additions to property and equipment                                  (267,881)                   (103,189)
                                                                       ---------------------    ----------------------

Financing Activities:
     Principal payments on long-term debt                                      (67,774)                    (62,892)
     Due to related party                                                      (15,913)                     (1,766)
                                                                       ---------------------    ----------------------
     Cash used in financing activities                                         (83,687)                    (64,658)
                                                                       ---------------------    ----------------------

Net increase in cash and cash equivalents                                       419,908                      40,438
Cash and cash equivalents, beginning of period                                1,105,822                   1,161,934
                                                                       ---------------------    ----------------------

Cash and cash equivalents, end of period                                  $   1,525,730               $   1,202,372
                                                                       =====================    ======================


See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                              Nine months ended September 30,
                                                                               2001                     2000
                                                                       ---------------------    ----------------------
Reconciliation of net income to cash provided by operating activities:

     Net income                                                          $      270,661               $      36,616

         Depreciation and amortization                                          367,617                     358,162

         Changes in assets and liabilities:

                  Accounts receivable                                           (5,230)                   (149,390)

                  Restricted escrows                                           (35,817)                   (209,173)

                  Prepaid expenses and other assets                               6,045                      12,846

                  Accounts payable and accrued liabilities                      168,199                     159,224
                                                                       ---------------------    ----------------------

Cash and cash equivalents, end of period                                    $   771,477                 $   208,285
                                                                       =====================    ======================




See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2001

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                Nine months ended September 30,
                                                  2001                   2001
                                                  ----                   ----
Charged to operating expenses:
     Property management and oversight
     management fees ........................   $60,509                $51,503

Financial accounting, data processing,
     tax reporting, legal and compliance,
     investor relations and supervision
     of outside services.....................   $60,080                $79,481

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

At September 30, 2001, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

Results of Operations

Revenues:
--------

Operating revenue increased by $143,470 for the quarter ended September 30, 2001 as compared to the same period for the prior year and by $599,987 for the nine months ended September 30, 2001 as compared to the same period for the prior year. The increases are primarily attributable to increased levels in overall occupancy at both facilities during the nine-month period, as well as improved quality mix at the nursing center in the private pay and Medicare categories. Medicare, managed care and Medicaid revenue rates at the nursing center also improved. At September 30, 2001 the occupancy rate at the retirement facility was 88%, a decrease of 1.5% compared to the prior quarter, and the occupancy rate of the nursing facility was 89.1%, a decrease of approximately 6% from the prior quarter.

Expenses:
--------

Operating expenses increased by $62,023 for the quarter ended September 30, 2001 as compared to the same period for the prior year and by $392,800 for the nine months ended September 30, 2001 as compared to the same period for the prior year. The increases in operating expenses are primarily due to an increase in the nursing staff at the retirement facility; however, a reduction in labor expenses at the nursing facility partially offset the increased labor expense at the retirement facility. For the period ended September, 2001, total salary costs increased by $42,982 at the retirement facility and decreased $8,275 at the retirement facility.

Liquidity and Capital Resources:
-------------------------------

At September 30, 2001, the Partnership held cash and cash equivalents of $1,525,750, an increase of $73,268 from June 30, 2001. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations as well as provide additional cash flow to supplement cash reserves. Management believes that these facilities should continue to produce positive cash flow for the year ending December 31, 2001; however, no assurance can be given that the facilities will continue to produce positive cash flow if revenues decline.

As of September 30, 2001, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves ($387,433 at September 30, 2001)and cash flow from operations.

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





                         CONSOLIDATED RESOURCES HEALTH CARE FUND II

                         By:     WELCARE SERVICE CORPORATION - II
                                 Managing General Partner


Date:  April 22, 2003            By:  /s/John F. McMullan
                                      ---------------------------
                                      John F. McMullan
                                      Chief Financial Officer



Date:  April 22, 2003            By:  /s/ Marilyn McMullan
                                      ---------------------------
                                      Marilyn McMullan
                                      Assistant Secretary

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



Date:   April 22, 2003            By:  /s/ John F.McMullan
                                       ----------------------------------
                                       John F. McMullan
                                       Chief Financial Officer (chief executive
                                       and chief financial officer of the
                                       Partnership)