Form 10-K
period 2001-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2004-03-31
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

For annual and transition reports pursuant to sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended     December 31, 2001
                                ----------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-13415

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Georgia                                58-1542125
-------------------------------------------------------------------------------

          (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)              identification No.)

            1175 Peachtree Street, Suite 850, Atlanta, Georgia 31106
       -------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x ]

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

At December 31, 2001, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II as managing general partner ("WSC-II" or the "Managing General Partner").

On December 7, 1983, the Partnership offered for sale 15,000 of its Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof (the "Limited Partners") to participate in certain allocations and distributions of the Partnership.

The Partnership's primary business is to own, operate and ultimately dispose of a portfolio of health care related real properties for the benefit of its Limited Partners. At December 31, 2001, 2000 and 1999, the Partnership owned and operated two health care facilities, a nursing home and a retirement center, both located in Columbus, Ohio. Each of the health care facilities is treated as a separate reportable segment of the Partnership.

The Partnership's nursing home is managed by Life Care Centers of America, Inc. ("LCCA") and the retirement center is managed by American Lifestyles, Inc. ("ALI"), a division of LCCA. LCCA is a privately-owned corporation which manages congregate care facilities throughout the United States. LCCA and ALI each receive a management fee equal to 5% of gross revenues of each of the facilities they manage. An affiliate of the Managing General Partner provides oversight management services for these facilities and receives an oversight management fee of 1% of aggregate gross revenues.

As of December 31, 2001, the Partnership employed 157 employees, including administrative, nursing, dietary, social services and maintenance personnel.

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

The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries, and to governmental funding restrictions. Each of these factors may materially increase or decrease program payments to long-term care facilities and could adversely affect the operations of the Partnership's nursing facility. In the operation and sale of properties, the Partnership competes with a number of individuals and entities, including large, national nursing home chains and small, locally owned geriatric facilities. Some competing operators have greater financial resources than the Partnership or may operate on a nonprofit basis or as charitable organizations. The Partnership believes that the quality of care provided, the reputation and physical appearance of its facilities and, in the case of private pay patients, charges for services, are significant competitive factors which add to the success of a facility. There is limited, if any, competition in price with respect to Medicaid and Medicare patients since revenues for services to such patients are strictly controlled and based on fixed rates and cost reimbursement principles. In light of these factors, the Partnership seeks to meet competition by continually improving the appearance of and the quality of services provided at its facilities, establishing a reputation within the local medical community for providing competent care services and continually evaluating the needs of the community and services offered by other health care providers.

All patient and resident revenue derived by the retirement facility is received from private sources. The nursing facility, however, receives patient revenue from both the public and private sector. The following table sets forth information regarding the average daily census and sources of patient and resident revenues for the last two years at the Partnership's nursing facility:


                                                                              Revenues for
                                   Average Daily Census for                    Year Ended       Percentages
                                          Year Ended                          December 31,       of Total
                                       December 31, 2001                          2001           Revenues
                      ----------------------------------------------------

                               Number of              Percent of Total
                          Patients/Residents         Patients/Residents
----------------------------------------------------------------------------------------------------------

Medicaid                          48.41                     52%                  $2,539,945            40%
Private Pay                       27.41                     30%                   1,711,105            27%
Medicare                          12.12                     13%                   1,425,517            23%
HMO/Other1                         4.50                      5%                     653,319            10%
                           ------------                  ------                ------------       --------
Total                             92.44                  100.0%                  $6,329,886         100.0%



                                                                              Revenues for
                                   Average Daily Census for                    Year Ended       Percentages
                                          Year Ended                          December 31,       of Total
                                       December 31, 2000                          2000           Revenues
                      ----------------------------------------------------

                               Number of              Percent of Total
                          Patients/Residents         Patients/Residents
----------------------------------------------------------------------------------------------------------

Medicaid                          51.92                     58%                  $2,595,980            44%
Private Pay                       23.89                     27%                   1,414,604            24%
Medicare                          10.14                     11%                   1,251,906            20%
HMO/Other1                         3.67                      4%                     584,311            10%
Total                            ------                    ----                  ----------         ------
                                  89.62                  100.0%                  $5,846,801         100.0%


1 Other revenues include revenues from fees for ancillary services, such as meals, and other fee opportunities, such as application fees, received in the ordinary course of business of the facilities, but not directly related to the number of patients/residents.


Because of regular changes in the census mix (i.e. private pay vs. government reimbursed patients), the occupancy required for a nursing facility to achieve an operating break-even point cannot be determined precisely. Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can significantly reduce the break-even point due to a higher reimbursement rate. The overall occupancy rate for the nursing facility in 2001 was 94%. The 2001 break-even occupancy figure for the nursing facility after depreciation and amortization is estimated to be approximately 90%. Thus, the nursing facility exceeded its estimated break-even occupancy for 2001.

The retirement center is much like an apartment complex with additional services provided to attract the elderly including limited transportation, housekeeping and food services. The retirement center has 10 studio apartments and 81 one-bedroom apartments. The Partnership's retirement center has a net cash flow break-even occupancy ranging from 75% to 80%. During 2001, the retirement center had an occupancy rate of 93%. Therefore, it exceeded its estimated cash flow break-even occupancy level.

Governmental Regulation and Reimbursement
-----------------------------------------

Our facilities must comply with numerous federal, state and local statutes and regulations. Also, the healthcare industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

         Assisted Living.
         ---------------

         According to the National Academy for State Health Policy, approximately 41 states provide or are approved to provide Medicaid payments for residents in some assisted living facilities under waivers granted by the Federal Centers for Medicare and Medicaid Services, known as CMS, or under Medicaid state plans, and four other states are planning some Medicaid funding by preparing or requesting waivers to fund assisted living or demonstration projects. Because rates paid to assisted living facility operators are lower than rates paid to nursing home operators, some states use Medicaid funding of assisting living as a means of lowering the cost of services for residents who may not need the higher intensity of health-related services provided in nursing homes. States that administer Medicaid programs for assisted living facilities are responsible for monitoring the services at, and physical conditions of, the participating facilities. Different states apply different standards in these matters, but generally we believe these monitoring processes are similar to the inspection processes mandated by these states for nursing homes.

In light of the large number of states using Medicaid to purchase services at assisted living facilities and the growth of assisted living in the 1990s, a majority of states have adopted licensing standards applicable to assisted living facilities. According to the National Academy for State Health Policy, 32 states and the District of Columbia have licensing statutes or standards specifically using the term "assisted living". Thirty-six states have requirements for facilities servicing people with Alzheimer's disease or dementia. The majority of states have revised their licensing regulations recently or are reviewing their policies or drafting or revising their regulations. State regulatory models vary; there is no national consensus on a definition of assisted living, and no uniform approach by the states to regulating assisted living facilities. Most state licensing standards apply to assisted living facilities whether or not they accept Medicaid funding. Also, according to the National Academy for State Health Policy, six states require certificates of need from state health planning authorities before new assisted living facilities or programs may be developed. Based on our analysis of current economic and regulatory trends, we believe that assisted living facilities that become dependent upon Medicaid payments for a majority of their revenues may decline in value because Medicaid rates may fail to keep up with increasing costs. We also believe that assisted living facilities located in states that adopt certificate of need requirements or otherwise restrict the development of new assisted living facilities may increase in value because these limitations upon development may help ensure higher occupancy and higher non-governmental rates.

         Nursing homes.
         -------------

         Reimbursement. A significant portion of nursing home revenues in the U.S. in 2001 came from government Medicare and Medicaid programs. Nursing homes are among the most highly regulated businesses in the country. The federal and state governments regularly monitor the quality of care provided at nursing homes. State health departments conduct surveys of resident care and inspect the physical condition of nursing home properties. These periodic inspections and occasional changes in life safety and physical plant requirements sometimes require nursing home operators to make significant capital improvements. These mandated capital improvements have in the past usually resulted in Medicare and Medicaid rate adjustments, albeit on the basis of amortization of expenditures over expected useful lives of the improvements. A new Medicare prospective payment system, often referred to as PPS, was phased in over three years beginning with cost reporting years starting on or after July 1, 1998. Under this new Medicare payment system, capital costs are part of the prospective rate and are not facility specific. This new Medicare payment system and other recent legislative and regulatory actions with respect to state Medicaid rates are limiting the reimbursement levels for some nursing home and other eldercare services. At the same time federal and state enforcement and oversight of nursing homes are increasing, making licensing and certification of these facilities more rigorous. These actions have adversely affected the revenues and increased the expenses of many nursing home operators.

The new Medicare payment system was established by the Balanced Budget Act of 1997, and was intended to reduce the rate of growth in Medicare payments for skilled nursing facilities. Before the new Medicare payment system, Medicare rates were facility-specific and cost-based. Under the new Medicare payment system, facilities receive a fixed payment for each day of care provided to residents who are Medicare beneficiaries. Each resident is assigned to one of 44 care groups depending on that resident's medical characteristics and service needs. Per diem payment rates are based on these care groups. Medicare payments cover substantially all services provided to Medicare residents in skilled nursing facilities, including ancillary services such as rehabilitation therapies. The new Medicare payment system is intended to provide incentives to providers to furnish only necessary services and to deliver those services efficiently. During the three year phase-in period, Medicare rates for skilled nursing facilities were based on a blend of facility specific costs and rates established by the new Medicare payment system. According to the General Accounting Office, between fiscal year 1998 and fiscal year 1999, the first full year of the new Medicare payment system phase-in, the average Medicare payment per day declined by about nine percent.

Since November 1999, Congress has provided some relief from the impact of the Balanced Budget Act of 1997. Effective April 1, 2000, the Medicare, Medicaid and SCHIP Balanced Budget Refinement Act of 1999 temporarily boosted payments for certain skilled nursing cases by 20 percent and allowed nursing facilities to transition more rapidly to the federal payment system. This Act also increased the new Medicare payment rates by 4% for fiscal years 2001 and 2002 and imposed a two-year moratorium on some therapy limitations for skilled nursing patients covered under Medicare Part B. In December 2000, the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 was approved. Effective April 1, 2001, to October 1, 2002, this Act increased the nursing component of the payment rate for each care group by 16.66%. This Act also increased annual inflation adjustments for fiscal year 2001, increased rehabilitation care group rates by 6.7%, and maintained the previously temporary 20% increase in the other care group rates established in 1999. However, as of October 1, 2002, the 4% across-the-board increase in Medicare payment rates and the 16.66% increase in the nursing component of the rates each expired. The 20% increase for the skilled nursing care groups and the 6.7% increase in rehabilitation care group rates will expire when the current resource utilization groups are refined.

Because of the current federal budget deficit and other federal government priorities, such as homeland security and the war on terrorism, we do not expect the federal government to restore the Medicare rate increases which expired on October 1, 2002.

         Survey And Enforcement. CMS has begun to implement an initiative to increase the effectiveness of Medicare and Medicaid nursing facility survey and enforcement activities. CMS' initiative follows a July 1998 General Accounting Office investigation which found inadequate care in a significant proportion of California nursing homes and the CMS' July 1998 report to Congress on the effectiveness of the survey and enforcement system. In 1999, the U.S. Department of Health and Human Services Office of Inspector General issued several reports concerning quality of care in nursing homes, and the General Accounting Office issued reports in 1999 and 2000 which recommended that CMS and the states strengthen their compliance and enforcement practices to better ensure that nursing homes provide adequate care. Since 1998, the Senate Special Committee on Aging has been holding hearings on these issues. CMS is taking steps to focus more survey and enforcement efforts on nursing homes with findings of substandard care or repeat violations of Medicare and Medicaid standards and to identify chain operated facilities with patterns of noncompliance. CMS is increasing its oversight of state survey agencies and requiring state agencies to use enforcement sanctions and remedies more promptly when substandard care or repeat violations are identified, to investigate complaints more promptly, and to survey facilities more consistently. In addition, CMS has adopted regulations expanding federal and state authority to impose civil money penalties in instances of noncompliance. Medicare survey results and nursing staff hours per resident for each nursing home are posted on the internet at www.medicare.gov. When deficiencies under state licensing and Medicare and Medicaid standards are identified, sanctions and remedies such as denials of payment for new Medicare and Medicaid admissions, civil monetary penalties, state oversight and loss of Medicare and Medicaid participation or licensure may be imposed. If our nursing facility is unable to cure deficiencies which are identified from time to time, such sanctions may be imposed, and if imposed, may adversely affect our financial condition.

In 2000 and 2002, CMS issued reports on its study linking nursing staffing levels with quality of care, and CMS is assessing the impact that minimum staffing requirements would have on facility costs and operations. In a report presented to Congress in 2002, the Department of Health and Human Services found that 90% of nursing homes lack the nurse and nurse aide staffing necessary to provide adequate care to residents. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staff at this time, but CMS is now publishing the nurse staffing level at each nursing home on its internet site to increase market pressures on nursing home operators.

Federal efforts to target fraud and abuse and violations of anti-kickback laws and physician referral laws by Medicare and Medicaid providers have also increased. In March 2000, the U.S. Department of Health and Human Services Office of Inspector General issued compliance guidelines for nursing facilities, to assist them in developing voluntary compliance programs to prevent fraud and abuse. Also, new rules governing the privacy, use and disclosure of individually identified health information became final in 2001 and will require compliance in 2003, with civil and criminal sanctions for noncompliance.

         Certificates Of Need. Most states also limit the number of nursing homes by requiring developers to obtain certificates of need before new facilities may be built. Even states such as California and Texas that have eliminated certificate of need laws often have retained other means of limiting new nursing home development, such as the use of moratoria, licensing laws or limitations upon participation in the state Medicaid program. We believe that these governmental limitations generally make nursing homes more valuable by limiting competition.

         Other Matters. A number of legislative proposals that would affect major reforms of the healthcare system have been introduced in Congress, such as programs for national health insurance, additional Medicare and Medicaid reforms and federal and state cost containment measures. We cannot predict whether any of these legislative proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

Environmental Matters.
---------------------

Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from such contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination. No assurances can be given that environmental liabilities are not present in our properties or that costs we incur to remediate contamination will not have a material adverse effect on our business or financial condition.

Competition
-----------

The Partnership operates only two facilities, one assisted living facility and one nursing home. Therefore, many of the Partnership's competitors have more significant resources and assets available to them with which to compete with the Partnership's facilities. Generally, competition relates to price, quality of services and degree of care available. The Partnership attempts to compete with its larger competitors through active marketing targeted to the population it desires for its facilities. Further, the Partnership believes that restrictions on the ability of new facilities to be opened create barriers that enhance its ability to compete in its markets. However, no assurance can be given that the Partnership will be able to continue to effectively compete given its small size.

ITEM 2.  PROPERTIES

The following table sets forth the investment portfolio of the Partnership at December 31, 2001. The buildings and the land on which they are located are beneficially owned by the Partnership in fee, subject in each case to a first deed of trust as set forth more fully in Note 2 to the consolidated financial statements included herein.


                                       Properties (dollars in 000's)
                                       -----------------------------
                                                                   Net        Occupancy
         Property              Secured        Acquisition         Book         Rate in           Date
                                 Debt             Cost          Value(1)         2001          Acquired


Mayfair                         $1,426           $4,774          $1,006          94%        February 1985
  Nursing Care Center
  Columbus, OH
  100 Licensed
  Nursing Home
  Beds

Mayfair Village Retirement      $2,439           $4,824          $1,618          93%        February 1985
  Center                        ------           ------          ------
  Columbus, OH
  91 Units



Total                           $3,865           $9,598          $2,624
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

ITEM 3.  LEGAL PROCEEDINGS

The Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership as of December 31, 2001 or as of the date of this report. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND SECURITY HOLDER MATTERS

(A) No market for Limited Partnership Units exists nor is one expected to develop.

(B) Title of Class                                Number of Record Unit Holders

    Limited Partner Units                         1,243 as of 12/31/01

(C) No cash was distributed to the Limited Partners during 2001. Cumulative distributions paid to the Limited Partners as of December 31, 2001 were $3,538,203. Future distributions are dependent on the Partnership's ability to meet its ongoing obligations. See Liquidity and Capital Resources section of Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations," for a discussion of distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of selected financial data for the Partnership. This summary should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Partnership and notes thereto appearing in Item 8.


                                                        Years Ended December 31,
                                            (dollars in 000's, except per unit figures)
                              ---------------------------------------------------------------------------------------------------


  Statements of Operations
    -------------------           2001            2000            1999            1998              1997
                               ----------      ----------      ----------      -----------      ----------

Operating revenue                $8,146          $7,236          $6,700           $7,495          $8,304

Net income (Loss)                   775              90           (245)            (168)             664

Net income (Loss) allocable         744                           (235)            (161)             638
to Limited Partners                                  86

Weighted average Limited         15,000                          15,000           15,000          15,000
Partnership Units                                15,000
outstanding

Basic and diluted net            $49.61           $5.75        $(15.66)         $(10.74)          $42.50
income (loss) per weighted
average Limited Partnership
Unit

Cash distribution paid per            -               -               -           $40.00          $13.34
Limited Partnership Unit



                                                              At December 31,
                                                            (dollars in 000's)
                              -------------------------------------------------------------------------------------------------


       Balance Sheet               2001             2000            1999             1998            1997
    --------------------         ---------       ---------       ---------         --------        --------

Property and equipment, net        $2,625          $2,732          $2,994            $3,315         $3,577

Total assets                        5,249           4,775           4,890             5,228          6,014

Long-term debt obligations,         3,767           3,866           3,957             4,045          4,124
less current maturities

Partners' equity (deficit)            538           (237)           (327)              (82)            686


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

Results of Operations

The following is a discussion of the major factors that materially affected the Partnership's operations during the three years ending December 31, 2001 and the comparability of operations between those years.

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

The Partnership's nursing home facility changed to the Medicare PPS on January 1, 1999. Implementation of the Medicare PPS contributed to the decrease in revenues in 1999, even though the facility-specific Medicare rate for 1999 of $379.77 provided the facility with approximately $260,000 in additional revenue compared to payments based on the full federal rates. Effective October 1, 2000, all facilities in our industry received a 4% increase in Medicare per diem payment, and additionally, effective April 1, 2001, a variety of Resource Utilization Group ("RUG") categories, including our nursing home facility, received increases ranging from 6.7% to 20% depending on the type and complexity of the services involved. The per diem add-on to the RUG categories and the 4% across the board increase in payment, another of which was effective on October 1, 2001, have lessened the impact of the transition to the Medicare PPS. The RUG add ons will expire whenever CMS refines the case mix classification system, and CMS has stated they will be in place at least until October 2004. However, the 4% across the board rate increase expired in October 2002, and the Partnership expects a decrease in revenue as a result of the expiration of the Medicare Rate Increases.

The following table compares Medicare cost per day for 2001, 2000, and 1999, the first year of Medicare PPS for the categories shown below. This data is consistent with the Medicare data and categories reported to and used by the Medicare administration in monitoring the program. No such breakdown of costs exists for Medicaid and private pay patients.


-------------------------------------------------------------------------------------------------------------------
                                                               Cost Increase                          Cost Increase
                        1999 Medicare      2000 Medicare        (Decrease)        2001 Medicare        (Decrease)
      Category          Cost Per Day        Cost Per Day         1999/2000         Cost Per Day         2000/2001
-------------------------------------------------------------------------------------------------------------------
Routine Nursing            $125.46             $134.47              $9.01             $135.42             $0.95
-------------------------------------------------------------------------------------------------------------------
Inpatient
Rehabilitation              $93.19              $46.76           $(46.43)              $50.36             $3.60
-------------------------------------------------------------------------------------------------------------------
Other Inpatient             $29.07              $20.89            $(8.18)              $29.03             $8.14
-------------------------------------------------------------------------------------------------------------------
Total                      $247.72             $202.12           $(45.60)             $214.81            $12.69
-------------------------------------------------------------------------------------------------------------------

The cost increases for fiscal 2001 resulted from several factors. First, we have experienced routine nursing and inflationary increases. Second, inpatient rehabilitation services in the aggregate and the complexity of services required increased during 2001, as the case mix shifted to more acute cases. Third, the percentage of Medicare days applicable to rehabilitation services increased from 77% in 2000 to 79% in 2001. Lastly, the increases are the result of other inpatient cost such as the Medicare drug cost which increased from $67,206 in 2000 to $102,052 in 2001.

The 18% decrease in total Medicare cost per day in fiscal 2000 was primarily attributable to a 28% reduction in the overhead allocated to the rehabilitation area as a result of a decrease in the square footage of the rehabilitation area. The overhead allocated to inpatient rehabilitation was $194,324 and $138,967 in 1999 and 2000, respectively. Also contributing to the decrease in total Medicare cost per day was a 12% reduction in other inpatient costs from $168,062 in 1999 to $148,248 in 2000. This decrease was attributable to a reduction in medical supplies expense. These decreases in other inpatient costs and inpatient rehabilitation were partially offset by a 16% increase in nursing salaries from $1,356,479 in 1999 to $1,578,223 in 2000. The increase in nursing salaries was primarily attributable to an increase in the number of nurses employed, as well as an increase in the number of hours worked by each nurse.

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

         Revenue:

         2001 compared to 2000

Operating revenues increased $910,214 (13%) in 2001 as compared to 2000. The increase was attributable primarily to an increase in the number of Medicare, managed care and private patients at the nursing facility. Also contributing to the increase in operating revenues was an increase in census at the retirement facility and yearly room rate increases. Census increased at both facilities due to targeted marketing efforts by both facilities. Although both facilities experienced increases in census, revenue increases are a result of both number of patients and the degree of services required due to the acuity (or severity of illness) of patients.

         2000 compared to 1999

Operating revenues increased $536,149 (8%) in 2000 as compared to 1999. The increase was attributable to several factors. First, there was a 41% increase in the average daily census of Medicare patients at the nursing facility, as well as a 15% increase in the average daily census of managed care patients at the nursing facility. Furthermore, there was an increase in the Medicare reimbursement rate at the nursing facility. Also contributing to the increase in operating revenues was a 12% increase in average daily census at the retirement facility.

         Expenses:

         2001 compared to 2000

Operating costs and expenses increased by $215,182 (3%) in 2001 as compared to 2000. The increase was attributable primarily to the 3% increase in occupancy rate at the nursing home and the 26% increase in occupancy rate at the retirement center, which in turn caused an increase in staffing and other costs of serving occupants. The increase in costs and expenses was, however, minimized to the extent possible by detailed attention to variable cost controls. Also contributing to the increase in operating costs and expenses was the increase in a variety of insurance expenses (group insurance, property insurance and general liability insurance) and taxes.

Also, during the three month period ended December 31, 2001, Management resolved certain liabilities relating to unpaid management fees and certain state Medicaid programs. These liabilities, totaling approximately $463,000 were credited against operating expenses.

         2000 compared to 1999

Operating costs and expenses increased $211,632 in 2000 as compared to 1999. The increase was attributable primarily to additional staffing needs at the retirement center resulting from the increased occupancy rate.

         Net Income (Loss):

         2001 compared to 2000

For the fiscal year ended December 31, 2001, the Partnership had a net income increase of $685,231 over 2000. This increase was primarily attributable to increased census, increased patient quality mix (i.e. an increase in Medicare and private pay patients), and detailed attention to variable cost controls.

         2000 compared to 1999

For the fiscal year ended December 31, 2000, the Partnership had net income of $89,880, and for the fiscal year ended December 31, 1999, the Partnership had a net loss of ($244,752). The net gain in 2000 was attributable primarily to the increase in operating revenue in 2000 of $536,149 and a decrease in management and oversight fees in 2000 from 1999, partially offset by an increase of $235,599 in other operating costs and expenses in 2000 from 1999. The increase in operating costs and expenses was primarily due to additional staffing needs at the retirement center as result of the increased census.

Liquidity and Capital Resources

At December 31, 2001, the Partnership held cash and cash equivalents of $1,496,189, an increase of $390,367 from the amount held at December 31, 2000. The cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities must be maintained in accordance with operating reserves established by the U.S. Department of Housing and Urban Development ("HUD"). At December 31, 2001, the balance of HUD reserved cash at the facilities was $511,769, which is equal to the mortgage escrow and reserve for replacement accounts.

During fiscal 2001, operating cash flows provided by operations increased to $898,000 compared to $272,000 in fiscal 2000. The most significant contributor to the improved cash flow was the increase in net income experienced by the partnership in 2001.

As the Partnership continues to adjust to Medicare PPS, it believes that it will produce sufficient cash flow to meet its ongoing operations needs associated with the two facilities currently owned by the Partnership. In addition, the Partnership's cash reserves are considered adequate to meet contingent liabilities related to third-party reimbursements from the operation of facilities previously owned by the Partnership in Colorado. During 2001, the Partnership did not receive any demands for payment of any actual or contingent liabilities related to these previously-owned facilities. The Partnership does not currently have any lines of credit nor are the General Partners obligated to provide financial support, should the need arise. Therefore, there can be no assurance that sufficient funds will be available.

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

As of December 31, 2001, the Partnership was not obligated to perform any major capital expenditures. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

No cash was distributed to the Partners during the year ended December 31, 2001. In 1998, the Partnership distributed $600,000 to the Limited Partners. No funds were distributed during 1999 or 2000. Cumulative distributions paid to the Limited Partners as of December 31, 2001 were $3,538,203. The Managing General Partner desires to make annual distributions from operating cash flow in future periods. However, the Partnership's ability to make distributions may be limited by HUD's requirements for surplus cash at both the nursing facility and retirement center level.

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

Property, equipment and long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Partnership evaluates the carrying value of long-lived assets in relation to the future projected undiscounted cash flows of the underlying properties to assess recoverability in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). Those projected future undiscounted cash flows require significant assumptions about future operations, such as reimbursement rates for Medicaid and Medicare patients, occupancy rates, wage rates, workers compensation costs and professional liability costs. Under SFAS 144, an impairment loss is recognized if the sum of the future net expected cash flows is less than the carrying amount of the long-lived assets being evaluated. The difference between the carrying amount of the long-lived assets being evaluated, and the estimated fair market value of the assets represents the impairment loss. The Partnership determines estimated fair value for the long-lived assets that it intends to retain based on anticipated future cash flows discounted at rates commensurate with the risks involved.

Funding Obligations

We have various contractual commitments that we must fund in 2002 and future years as part of our normal operations. Summary information about these matters is set forth in the following table.

The following table discloses aggregate information, as of December 31, 2001, about our contractual obligations and the periods in which payments are due:


                                                           Payments Due By Period (in thousands)
                                --------------------------------------------------------------------------------------------
                   Total             2002            2003           2004           2005           2006       Thereafter
                 Payments
                   Due
               -------------------------------------------------------------------------------------------------------------

Long-Term Debt    $3,865             $98             $105           $114           $122           $132         $3,294
               -------------------------------------------------------------------------------------------------------------

Total
Contractual
Cash
Obligations       $3,865             $98             $105           $114           $122           $132         $3,294
               =============================================================================================================


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

This report on Form 10-K covers the fiscal year ended December 31, 2001. As of the end of that period, no evaluation procedure was specified by the Securities and Exchange Commission with respect to the Partnership's disclosure controls and procedures (as now defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In fact, the concept of disclosure controls and procedures had not yet been defined by the above referenced rules. However, in light of the recently adopted requirements with respect to disclosure controls and procedures, John F. McMullan, the principal executive officer and chief financial officer of the managing general partner of the Partnership, who performs such functions for the Partnership, has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures in connection with the preparation of this report on Form 10-K. Based on that evaluation, he has concluded that the Partnership's disclosure controls and procedures are effective at ensuring that required information is made available to him for disclosure in the Partnership's reports filed under the Exchange Act. However, the Partnership is not timely in filing its reports with the Securities and Exchange Commission. The Partnership is in the process of bringing its filings with the Securities and Exchange Commission up to date and in connection with those efforts intends to improve its disclosure controls and procedures such that material information will be made available on a timely basis for disclosure in required reports.

In connection with such review, Mr. McMullan also conducted a preliminary review of the Partnership's internal control over financial reporting. While the Managing Partner (MCII) has an informal system of internal controls, given the size of the Partnership and the control structures in place at each subsidiary, management does not believe that any material weaknesses exist in the internal controls that could have a material effect on the financial reporting of the Partnership. Management intends to conduct additional reviews of the Partnership's systems of internal control, including control over financial reporting, and will seek appropriate advice from its independent auditors regarding recommendations for improving such controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. At December 31, 2001, the General Partners of the Partnership were Consolidated Associates II and WelCare Service Corporation-II as Managing General Partner of the Partnership. The executive officer and director of WSC-II who control the affairs of the Partnership, is as follows:


Name and Position        Age at    Principal Occupations and Other
-----------------       12/31/01   Directorships During the Past 5 Years
                        --------   -------------------------------------
John F. McMullan,          65       John F. McMullan has served as President,
President, Secretary                Secretary and Director of WSC-II since July,
and Sole Director                   1998.  For more than five years prior to the
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliates and former affiliates of the General Partners, in accordance with the Partnership Agreement, may receive compensation for services rendered. The following is a summary of compensation paid to or accrued for the benefit of the General Partners and affiliates:


                                                 2001        2000           1999
                                                 ----        ----           ----

Oversight management and management fees:      $ 81,005   $  70,237     $ 68,876
   Paid at the Fund II level (1)
   Paid by the facilities (1)                  $408,288     $363,518    $334,891
                                               --------     --------    --------
                                               $489,293     $433,755    $403,767

Administration of partnership activities (1)   $159,397     $142,278    $200,084

Partnership administration costs for each of 1999, 2000 and 2001include approximately $72,813 paid annually to affiliates, with the remainder paid to non-affiliates.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    The following financial statements are included in Part II, Item 8:

       (1)  Consolidated Financial Statements:

            Report of Independent Certified Public Accountants

            Consolidated Balance Sheets - as of December 31, 2001 and 2000

            Consolidated Statements of Operations - for the Years Ended December
               31, 2001, 2000 and 1999

            Consolidated Statements of Partners' Equity (Deficit) - for the
               Years Ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows - for the Years Ended December
               31, 2001, 2000 and 1999

            Summary of Significant Accounting Policies

            Notes to Consolidated Financial Statements

       (2) The following financial statement schedule is included in this Form 10-K Report:

            Schedule II - Valuation and Qualifying Accounts for the years ended
               December 31, 2001, 2000 and 1999

             All other schedules are omitted because they are not required, are not applicable, or the financial information required is included in the consolidated financial statements or notes thereto.

       (3) The following exhibits are incorporated by reference and are an integral part of this Form 10-K:


    Exhibit Number
    (as per Exhibit
        Table)                                                            Page
                               Document Description                      Number

         3.1      Agreement of Limited Partnership of Consolidated         N/A
                  Resources Health Care Fund II, incorporated by reference to Exhibit A to the Registration Statement on Form S-1, as amended, Page A-1, File No. 2-87636,
                  (now File No. 0-13415).

         3.2      Amendment to Agreement of Limited Partnership of         N/A
                  Consolidated Resources Health Care Fund II, incorporated by reference to Proxy Statement filed on November 19, 1991, File No. 0-13415.

         3.3      Amendment to Amended and Restated Agreement and          N/A
                  Certificate of Limited Partnership of Consolidated
                  Resources Health Care Fund II, incorporated by reference to Form 10-Q filed on August 19, 1998,
                  File No. 0-13415.

          21      Subsidiaries                                              E

         31.1     Certification Pursuant to 17 CFR 240.13a-14               E

         32.1     Certification Pursuant to 18 U.S.C. Section 1350,         E
                  as adopted pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002.

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


                                 CONSOLIDATED RESOURCES HEALTH CARE FUND II
                                                    (Registrant)


                                 By:   WELCARE SERVICE CORPORATION-II
                                       Managing General Partner


Date:  March 24, 2004            By:   /s/ John F. McMullan
                                       -----------------------------------------
                                       John F. McMullan, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:


Date:  March 24, 2004            By:   /s/ John F. McMullan
                                       -----------------------------------------
                                       John F. McMullan
                                       Director and Principal Executive Officer
                                       of the Managing General Partner


Date:  March 24, 2004            By:   /s/ John F. McMullan
                                       -----------------------------------------
                                       John F. McMullan
                                       Chief Financial Officer of the Managing
                                       General Partner

The Partners
  Consolidated Resources Health Care Fund II and Subsidiaries



We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (the "Partnership") as of December 31, 2001 and 2000 and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Resources Health Care Fund II and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





Atlanta, Georgia                                     BDO Seidman, LLP
June 2, 2003


                              Consolidated Resources Health Care Fund II and Subsidiaries

                                               Consolidated Balance Sheets


December 31,                                                                     2001                    2000
                                                                          --------------------    --------------------
Assets

Current
  Cash and cash equivalents (Note 5)                                        $      1,496,189         $    1,105,822
  Accounts receivable, net of allowance for doubtful accounts
     of $8,934 and $6,304, respectively (Note 4)                                     468,264                356,586
  Prepaid expenses and other                                                          22,577                  6,046
                                                                          ------------------      -----------------

Total current assets                                                               1,987,030              1,468,454
                                                                          ------------------      -----------------
Property and equipment (Note 2)
  Land                                                                               178,609                178,609
  Buildings and improvements                                                       7,192,829              6,976,479
  Equipment and furnishings                                                        1,259,391              1,086,550
                                                                          ------------------      -----------------
                                                                                   8,630,829              8,241,638
Less:  accumulated depreciation                                                   (6,005,933)            (5,509,461)
                                                                          ------------------      ------------------

Net property and equipment                                                         2,624,896              2,732,177
                                                                          ------------------      -----------------
Other assets
  Restricted escrows and other deposits (Note 2)                                     621,000                557,302
  Deferred loan costs, net of accumulated amortization
     of $17,460 and $16,423, respectively                                             15,646                 16,683
                                                                          ------------------      -----------------

Total other assets                                                                   636,646                573,985
                                                                          ------------------      -----------------

                                                                            $      5,248,572         $    4,774,616
                                                                          ==================      =================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries
                           Consolidated Balance Sheets




December 31,                                                                   2001                   2000
                                                                        -------------------    -------------------

Liabilities and Partners' Equity (Deficit)

Current liabilities
  Current maturities of long-term debt obligations (Note 2)               $         98,305       $         90,464
  Accounts payable                                                                 119,524                 67,735
  Accrued expenses (Note 6)                                                        477,082                340,287
  Accrued management fees substantially all to
     affiliates (Notes 1 and 8)                                                          -                394,918
  Deposit liabilities                                                              105,968                 88,261
  Deferred revenue                                                                  90,003                 80,058
  Due to Medicare                                                                        -                 67,968
  Due to related party (Note 1)                                                     52,631                 15,913
                                                                        ------------------     ------------------

Total current liabilities                                                          943,513              1,145,604

Long-term debt obligations, less current
  maturities (Note 2)                                                            3,767,104              3,866,168
                                                                        ------------------     ------------------

Total liabilities                                                                4,710,617              5,011,772
                                                                        ------------------     ------------------

Commitments and Contingencies (Notes 1, 4 and 5)

Partners' equity (deficit) (Notes 2 and 3)
  Limited partners                                                                 684,005                (60,102)
  General partners                                                                (146,050)              (177,054)
                                                                        -------------------    -------------------

Total partners' equity (deficit)                                                   537,955               (237,156)
                                                                        ------------------     -------------------

                                                                          $      5,248,572       $      4,774,616
                                                                        ==================     --================

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries

                      Consolidated Statements of Operations

Years ended December 31,                                       2001                 2000                1999
                                                         -----------------    -----------------    ----------------

Revenue
   Operating revenue (Note 4)                              $    8,146,246        $   7,236,032       $   6,699,883
   Interest income                                                 38,970               48,771              38,656
                                                         ----------------     ----------------     ---------------

Total revenue                                                   8,185,216            7,284,803           6,738,539
                                                         ----------------     ----------------     ---------------

Operating costs and expenses
   Operating expenses (Note 8)                                  5,844,603            5,698,370           5,470,488
   Depreciation and amortization                                  497,509              480,968             474,908
   Interest (Note 2)                                              289,870              304,832             307,150
   Management and oversight fees (Note 1)                         489,293              433,755             403,767
   Real estate taxes                                              129,433              134,720             126,894
   Partnership administration costs including
    amounts paid to affiliates (Note 1)                           159,397              142,278             200,084
                                                         ----------------     ----------------     ---------------

Total operating costs and expenses                              7,410,105            7,194,923           6,983,291
                                                         ----------------     ----------------     ---------------

Net income/(loss)                                          $      775,111        $      89,880       $    (244,752)
                                                         ================     ================     ================

Basic and diluted net income/(loss) per
   limited partnership unit                                $       49.61         $       5.75        $      (15.66)
                                                         ===============      ===============      ===================

Limited partnership units outstanding                              15,000               15,000              15,000
                                                         ================     ================     ===============

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries

              Consolidated Statements of Partners' Equity (Deficit)
                  Years Ended December 31, 2001, 2000 and 1999

                                                                                                       Total
                                                                                                     Partners'
                                                                                                  Equity (Deficit)
                                                            Limited              General
                                                        -----------------    -----------------    -----------------

Partners' equity (deficit),
  at January 1, 1999                                      $      88,575         $   (170,859)        $    (82,284)

  Net loss                                                     (234,962)              (9,790)            (244,752)
                                                        ----------------     ----------------     ----------------

Partners' (deficit), at
  December 31, 1999                                            (146,387)            (180,649)            (327,036)

  Net income                                                     86,285                3,595               89,880
                                                        ---------------      ---------------      ---------------

Partners' (deficit), at
  December 31, 2000                                             (60,102)            (177,054)            (237,156)

  Net income                                                    744,107               31,004              775,111
                                                        ---------------      ---------------      ---------------

Partners' equity (deficit), at
  December 31, 2001                                       $     684,005         $   (146,050)        $    537,955
                                                        =================    =================    =================


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries

                      Consolidated Statements of Cash Flows



Years ended December 31,                                       2001                 2000                       1999
                                                               ----                 ----                       ----

Operating activities
   Net income/(loss)                                         $ 775,111            $    89,880                $  (244,752)
   Adjustments to reconcile net income/(loss) to cash
     provided by operating activities:
     Depreciation and amortization                             497,509                480,968                    474,908
     Bad debt expense                                            2,630                  8,659                     37,165
     Changes in operating assets and liabilities:
       Accounts receivable                                    (114,308)              (189,266)                   135,314
       Prepaid expenses and other                              (16,531)                 7,354                     22,777
       Accounts payable                                         51,789                (48,567)                  (106,941)
       Accrued liabilities and deposit liabilities            (298,439)               (77,474)                    85,806
       Third-party payor settlement receivable                       -                      -                     97,501
                                                           -----------          -------------              -------------

Net cash provided by operating activities                      897,761                271,555                    501,778
                                                           -----------          -------------              -------------

Investing activities
   Payments for purchases of property and equipment,          (389,191)              (218,173)                  (152,952)
   Net change in restricted escrows and other deposits         (63,698)               (30,371)                   (45,843)
                                                           ------------         --------------             --------------

Net cash used in investing activities                         (452,889)              (248,544)                  (198,795)
                                                           ------------         --------------             --------------

Financing activities
   Principal payments on long-term debt obligations            (91,223)               (84,651)                   (82,513)
   Due to related party                                         36,718                  5,528                     10,385
                                                           -----------          -------------              -------------

Net cash used in financing activities                          (54,505)               (79,123)                   (72,128)
                                                           ------------         --------------             --------------

Net increase (decrease) in cash and cash equivalents           390,367                (56,112)                   230,855

Cash and cash equivalents, beginning of year                 1,105,822              1,161,934                    931,079
                                                           -----------          -------------              -------------

Cash and cash equivalents, end of year                     $1,496,189             $ 1,105,822                $ 1,161,934
                                                           ==========             ===========                ===========

Supplemental Disclosure:
   Cash paid during the year for interest                  $ 294,220              $   304,832                $   307,150
                                                           =========              ===========                ===========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

           Consolidated Resources Health Care Fund II and Subsidiaries

                   Summary of Significant Accounting Policies


Organization

Consolidated Resources Health Care Fund II (the "Partnership") was organized on October 31, 1983 as a limited partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, health care related real properties. Investments in healthcare real property consist of a nursing home and a retirement center in Ohio. During 2001, the average occupancy for the nursing home and retirement center was 94% and 93%, respectively.

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

On July 16, 1998, WCRCA assigned all of its right, title and interest in and to its general partner interest in the Partnership to WSCII. On July 22, 1998, an amendment to the Amended and Restated Agreement and Certificate of Limited Partnership was filed reflecting the withdrawal of WCRCA from the partnership and certain other matters. On July 23, 1998 the sole shareholder of the Managing General Partner sold all of its issued and outstanding shares to a third party.

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

           Consolidated Resources Health Care Fund II and Subsidiaries

                   Summary of Significant Accounting Policies

The balance of these write-downs and the carrying values of the property and equipment were as follows as of December 31, 2001.

                                            Previously Recorded
                                                Write Down       Carrying Values

     Mayfair Village Nursing Care Center       $  1,441,848         $  1,006,270
     Mayfair Retirement Center                      440,602            1,618,626
                                           ----------------     ----------------

                                               $  1,882,450         $  2,732,177
                                               ============         ============

Depreciation and Amortization

Property and equipment are depreciated using the straight-line method over lives of 24 to 30 years for buildings and 5 to 10 years for equipment and furnishings. Depreciation expense for 2001, 2000, and 1999 was $496,472, $479,932 and $473,872, respectively. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

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

The Partnership's nursing home changed to the PPS reimbursement system on January 1, 1999. Management believes that revenues will continue to be lower under PPS; however, reductions in therapy costs, use of general purchasing agents and other expense reduction measures should in part offset the effect of any rate reductions. During 2001, temporary increases in Medicare reimbursement rates were granted. These temporary increases expired on October 31, 2002. The Company can give no assurance that payments under such programs in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Company.

Income Taxes

No provision has been made in the consolidated financial statements for Federal income taxes because under current law, no Federal income taxes are paid directly by the Partnership. The Partnership reports certain transactions differently for tax and financial statement purposes.

Allocation of Net Income and Loss

The Partnership's net profits and net losses (other than net profits or net losses from a sale or refinancing of Partnership property), are allocated 96% to the Limited Partners and 4% to the General Partners. Distributions are computed as described in Note 3.

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

Recent Accounting Pronouncements

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

In October 2001 the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management does not expect adoption of this standard to have a material impact on the Partnership's financial statements.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS No. 4, 44, 64, Amendment of SFAS No. 13, and Technical Corrections" ("SFAS 145"). SFAS 4, which was amended by SFAS 64, required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS 145, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of SFAS 145 will not have a current impact on the Partnership's consolidated financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods for voluntary transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation ("the fair value method"). SFAS No. 148 also requires disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings
(loss) per share in annual and interim financials statements. The transition provisions of SFAS No. 148 are effective in fiscal years beginning after December 15, 2002. The Partnership does not have stock-based compensation, and therefore, this standard is not anticipated to have an impact.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Partnership's consolidated results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Since the Partnership currently has identified no variable interest entities, management expects that the adoption of the provisions of FIN 46 will not have a material impact on the Partnership's consolidated results of operations or financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires three types of freestanding financial instruments to be classified as liabilities in statements of financial position. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer's shares. The majority of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In accordance with SFAS No. 150, the Partnership plans to adopt this standard on July 1, 2003. Adoption of SFAS No. 150 by the Company on July 1, 2003 is not expected to have a material impact on the Partnership's consolidated financial position and results of operations.

Reclassifications

Certain amounts in the accompanying financial statements for 2000 and 1999 have been reclassified to be consistent with the 2001 financial statements. Such reclassifications had no effect on earnings or loss per limited partnership unit or on the Partnership's financial position.

           Consolidated Resources Health Care Fund II and Subsidiaries

                   Notes to Consolidated Financial Statements

1.     Management Fees and Affiliate Transactions

Two companies related to the Partnership and the minority interest holder manage the nursing home and retirement center for a fee of 5% of gross operating revenues. Fees totaling $408,288, $363,518 and $334,891 were paid to the management company for the years ended December 31, 2001, 2000, and 1999, respectively. In addition, an affiliate of the Managing General Partner was paid an oversight management fee of 1% of gross operating revenue totaling $81,005, $70,237 and $68,876 in 2001, 2000, and 1999, respectively.

During 2001, 2000 and 1999, the affiliate of the Managing General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities ranging from approximately $140,000 to $200,000 each year. These expenses are included in Partnership administration costs on the accompanying Consolidated Statement of Operations.

Accrued management fees at December 31, 2000 consisted of management's estimates of amounts payable to affiliates and former affiliates and an unrelated management company resulting from management fees incurred. These amounts were settled during 2001 and credited against operating expenses. See Note 8.


2.   Long-Term Debt Obligations

Long-term debt obligations consisted of:

                                                       2001            2000
--------------------------------------------------------------------------------

7.5% note related to Mayfair Village
 Nursing Care Center, collateralized by a
 first trust deed on land, buildings and
 furnishings and insured by the U.S.
 Department of Housing and Urban Development;
 payable in monthly installments of principal
 and interest of $12,050, due January 1, 2020         $1,426,068     $1,462,227

7.5% note related to Mayfair Retirement
 Center, collateralized by a first trust
 deed on land, buildings and furnishings and
 insured by the U.S. Department of Housing and
 Urban Development; payable in monthly installments
 of principal and interest of $20,023, due March 1,
 2021                                                  2,439,341      2,494,405
--------------------------------------------------------------------------------

                                                       3,865,409      3,956,632
Less current maturities                                  (98,305)       (90,464)
--------------------------------------------------------------------------------

                                                      $3,767,104     $3,866,168
--------------------------------------------------------------------------------

Future maturities of long-term debt obligations at December 31, 2001 are as follows:

                                                                         Amount
--------------------------------------------------------------------------------

         2002                                                       $    98,305
         2003                                                           105,338
         2004                                                           113,527
         2005                                                           122,381
         2006                                                           132,031
         Thereafter                                                   3,293,827
--------------------------------------------------------------------------------

                                                                     $3,865,409
--------------------------------------------------------------------------------

           Consolidated Resources Health Care Fund II and Subsidiaries

                   Notes to Consolidated Financial Statements

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

The fair value of the Partnership's obligations are estimated on the quoted market prices for the same or similar issues or on the current rates offered to the Partnership for debt of the same remaining maturities. Carrying values of the Partnerships' financial instruments approximate their fair values at December 31, 2001.


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

No cash was distributed to Limited Partners during 2001, 2000 or 1999. Cumulative distributions paid to the Limited Partners as of December 31, 2001 are $3,538,203. No distributions have been made to the General Partners.

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

Medicaid and Medicare programs accounted for approximately 48%, 53% and 46% of operating revenue during 2001, 2000 and 1999, respectively.

           Consolidated Resources Health Care Fund II and Subsidiaries

                   Notes to Consolidated Financial Statements


Accounts receivable, recorded at net realizable value, include amounts due from both the Ohio Medicaid program and Medicare are as follows:

December 31,                                  2001                      2000
--------------------------------------------------------------------------------

Ohio Medicaid Program                     $134,734                 $  81,725
Medicare                                  $159,571                  $126,573

Amounts due from the Ohio Medicaid program are paid on an interim and final basis generally within 30 to 60 days from date of billing. Amounts due from the Medicare program are generally received within 30 days.


5. Concentrations of Credit Risk

At December 31, 2001, the Partnership had cash on deposit at three banks which exceeded the Federal Deposit Insurance Corporation limits of $100,000 per financial institution.

6. Accrued Expenses

Accrued expenses consisted of the following:

December 31,                                    2001                      2000
--------------------------------------------------------------------------------

Accrued salaries and wages             $     151,909            $      148,963
Accrued property taxes                       119,547                   120,800
Other                                        205,626                    70,524
--------------------------------------------------------------------------------

                                       $     477,082            $      340,287
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

           Consolidated Resources Health Care Fund II and Subsidiaries

                   Notes to Consolidated Financial Statements


Summary information by segment follows:


                                                                           Corporate and
                                           Retirement           Nursing     Eliminations             Total

         2001
         Revenues                          $1,839,864        $6,329,886        $  15,466        $8,185,216
         Operating income (loss)             (100,537)          637,700          237,948           775,111
         Depreciation and amortization        266,029           231,480                -           497,509
         Total segment assets               2,031,775         2,699,727          517,070         5,248,572
         Capital expenditures                  82,206           306,985                -           389,191

         2000
         Revenues                          $1,424,570        $5,846,801       $   13,432        $7,284,803
         Operating income (loss)             (257,211)          548,345         (189,254)           89,880
         Depreciation and amortization        254,202           226,766                -           480,968
         Total segment assets               2,238,820         2,395,406          140,390         4,774,616
         Capital expenditures                 151,372            66,801                -           218,173

         1999
         Revenues                          $1,206,401        $5,507,925      $    24,213        $6,738,539
         Operating income (loss)             (296,959)          320,459         (268,252)         (244,752)
         Depreciation and amortization        249,006           225,902                -           474,908
         Total segment assets               2,217,125         2,233,106          439,669         4,889,900
         Capital expenditures                  44,601           108,351                -           152,952


8. Selected Quarterly Data and Share Information (Unaudited)

The following table sets forth, for the fiscal periods indicated, selected consolidated financial data.


                                                                       Fiscal Year Ended 2001
                                                    --------------------------------------------------------------
                                                        First      Second Quarter   Third Quarter  Fourth Quarter
                                                       Quarter
------------------------------------------------------------------------------------------------------------------

Total Revenue                                          $1,934,373       $2,063,238     $2,028,508      $2,159,097
Net Income (loss)                                          16,599          134,079        119,983         504,450
Basic and diluted net income (loss) per L.P. unit           $1.06            $8.58          $7.68          $32.28

                                                                       Fiscal Year Ended 2000
                                                    --------------------------------------------------------------
                                                        First      Second Quarter   Third Quarter  Fourth Quarter
                                                       Quarter
------------------------------------------------------------------------------------------------------------------

Total Revenue                                          $1,794,589      $1,745,981      $1,877,909      $1,866,324
Net Income (loss)                                          80,270         (59,281)         15,627          53,264
Basic and diluted net income (loss) per L.P. unit           $5.14         $ (3.79)          $1.00           $3.41


During the three month period ended December 31, 2001, Management resolved certain liabilities relating to unpaid management fees and certain state Medicaid programs. These liabilities, totaling approximately $463,000 were credited against operating expenses.

                 Schedule II - Valuation and Qualifying Accounts

                  Years Ended December 31, 2001, 2000 and 1999


                                              Balance at     Additions charged
                                            beginning of          to costs and                      Balance at end
                                                    year              expenses     Deductions(1)           of year

2001
Allowance for doubtful accounts                   $6,304                $2,630            $    -           $ 8,934

2000
Allowance for doubtful accounts                   $7,153                $8,659          $(9,508)           $ 6,304

1999
Allowance for doubtful accounts                  $14,562               $37,165         $(44,574)           $ 7,153


(1) Represents direct write-offs of receivables.
