Form 10-Q
period 2002-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2004-08-05
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes__ No __x__

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes__ No __x__

                          Part I. Financial Information

                   Consolidated Resources Health Care Fund II
                      Condensed Consolidated Balance Sheets

                                                                          March 31,
                                                                            2002               December 31,
                                                                         (Unaudited)               2001
                                                                     -------------------    ------------------
ASSETS
Current assets:
     Cash and cash equivalents                                             $  1,797,572          $  1,496,189
     Accounts receivable, net of allowance for doubtful accounts
     of $11,947 and $8,934, respectively                                        488,739               468,264
     Prepaid expenses and other                                                  16,008                22,577
                                                                     -------------------    ------------------
         Total current assets                                                 2,302,319             1,987,030

Property and equipment
     Land                                                                       178,609               178,609
     Buildings and improvements                                               7,198,153             7,192,829
     Equipment and furnishings                                                1,314,577             1,259,391
                                                                     -------------------    ------------------
                                                                              8,691,339             8,630,829

     Accumulated depreciation and amortization                              (6,128,714)           (6,005,933)
                                                                     -------------------    ------------------
         Net property and equipment                                           2,562,625             2,624,896
                                                                     -------------------    ------------------

Other
     Restricted escrows and other deposits                                      603,359               621,000
     Deferred loan costs, net of accumulated amortization of
   $  16,682 and $17,460, respectively                                           15,386                15,646
                                                                     -------------------    ------------------
         Total other assets                                                     618,745               636,646
                                                                     -------------------    ------------------

                                                                           $  5,483,689          $  5,248,572
                                                                     ===================    ==================



See accompanying notes to condensed consolidated financial statements.

                                                                          March 31,
                                                                            2002               December 31,
                                                                         (Unaudited)               2001
                                                                      ------------------    ------------------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
     Current maturities of long-term debt                                  $     92,283          $     90,464
     Accounts payable                                                           199,091               119,524
     Accrued expenses                                                           575,534               499,553
     Accrued management fees                                                       ---                   ---
     Due to related party                                                        72,279                52,631
     Deposit liabilities                                                        105,449               173,500
                                                                      ------------------    ------------------

         Total current liabilities                                            1,044,636               935,672
                                                                      ------------------    ------------------

Long-term obligations, less current maturities                                3,749,234             3,774,945
                                                                      ------------------    ------------------

         Total liabilities                                                    4,793,870             4,710,617
                                                                      ------------------    ------------------

Partners' equity (deficit):
     Limited partners                                                           829,794               684,005
     General partners                                                         (139,975)             (146,050)
                                                                      ------------------    ------------------
         Total partners' equity                                                 689,819               537,955
                                                                      ------------------    ------------------

                                                                           $  5,483,689          $  5,248,572
                                                                      ==================    ==================





See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                        2002                      2001
                                                                                 --------------------      -------------------
                          Revenue:
                              Operating revenues                                          $2,194,240               $1,919,848
                              Interest income                                                 20,054                   14,525
                                                                                 --------------------      -------------------
                                  Total revenue                                            2,214,294                1,934,373
                                                                                 --------------------      -------------------
                         Expenses:
                              Operating expenses                                           1,805,075                1,691,440
                              Depreciation & amortization                                    123,041                  119,062
                              Interest                                                        72,568                   74,153
                              Partnership administration costs                                61,746                   33,119
                                                                                 --------------------      -------------------

                         Total expenses                                                    2,062,430                1,917,774
                                                                                 --------------------      -------------------

                         Net income                                                       $  151,864                 $ 16,599
                                                                                 ====================      ===================

                         Net income per L.P. unit                                         $     9.72                 $   1.06
                                                                                 ====================      ===================

                         L.P. units outstanding                                               15,000                   15,000
                                                                                 ====================      ===================




See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three months ended March 31,
                                                                          2002                  2001
                                                                     ---------------       ---------------
Operating Activities:
     Cash received from residents and government agencies                 2,173,765             1,930,107
     Cash paid to suppliers and employees                               (1,737,710)           (1,585,044)
     Property Taxes Paid                                                   (17,404)                   ---
     Interest received                                                       20,054                14,525
     Interest paid                                                         (72,568)              (74,153)
                                                                     ---------------       ---------------
         Cash provided by operating activities                              366,137               285,435

Investing Activities:
     Additions to property and equipment                                   (60,510)              (88,430)

Financing Activities:
     Principal payments on long-term debt                                  (23,892)              (22,171)
     Increase (decrease) in amount due to related party                      19,648              (15,913)
                                                                     ---------------       ---------------
     Cash used in financing activities                                      (4,244)              (38,084)
                                                                     ---------------       ---------------

Net increase in cash and cash equivalents                                   301,383               158,921
Cash and cash equivalents, beginning of period                            1,496,189             1,105,822
                                                                     ---------------       ---------------

Cash and cash equivalents, end of period                                 $1,797,572            $1,264,743
                                                                     ===============       ===============




See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                Three months ended March 31,
                                                                  2002                  2001
                                                           -------------------     ---------------
Reconciliation of net income to cash
provided by operating activities:

   Net income                                                      $  151,864            $ 16,599

          Depreciation and amortization                               123,041             119,062


          Changes in assets and liabilities:

              Accounts receivable                                    (20,475)              10,259

              Restricted escrows                                       17,641            (56,930)

              Prepaid expense and other assets                          6,569               5,791

              Accounts payable and accrued liabilities                 87,497             190,655
                                                           -------------------     ---------------

Cash provided by operating activities                              $  366,137            $285,436
                                                           ===================     ===============


See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002


NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II at Post Office Box 8779, Atlanta, Georgia 31106.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                    Three months ended March 31,

                                                        2002              2001
                                                        ----              ----
Charged to operating expenses:
     Property management and oversight management
     fees..........................................
                                                      $21,769            $19,120
Financial accounting, data processing,
     tax reporting, legal and compliance,
     investor relations and supervision
     of outside services...........................   $61,746            $33,119


NOTE 4.

Net income or loss per limited partnership (L.P.) unit represents that portion attributable to L.P. units in each period presented, which is 96% of such income or loss. The remaining 4% is attributable to the general partners, Consolidated Associates II and WelCare Service Corporation-II.

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

At March 31, 2002, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

Results of Operations

Revenues:
---------

Operating revenues increased by $274,392 for the quarter ended March 31, 2002 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy and a positive Medicare rate and mix variance at the nursing facility and an increase in occupancy, shift from independent unit rentals to higher cost assisted living unit rentals and periodic rate increases at the retirement facility. At March 31, 2002 the occupancy rate at the nursing facility was 96.1% compared to 91.2% for the same period of 2001, and the occupancy rate of the retirement facility was 91% compared to 86.1% for the same period of 2001.

Expenses:
---------

Operating expenses increased by $113,635 for the quarter ended March 31, 2002 as compared to the same period for the prior year. The increase is primarily due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above, particularly for residents in the assisted living units of the retirement facility, increased management fees for the nursing facility due to revenue increases and increased depreciation and plant contract services at the nursing facility, partially offset by reductions in the nursing facility's expenses for 401(k) match, group insurance and bonuses and reductions in the retirement facility's plant expenses.

Net Income:
-----------

Net income for the three months ended March 31, 2002 increased $135,265 as compared to the same period of fiscal 2001. This increase in net income was due in part to the increased revenues described above together with a $5,529 increase in interest income, offset in part by the increased expenses described above.

Liquidity and Capital Resources:
--------------------------------

At March 31, 2002, the Partnership held cash and cash equivalents of $1,797,572, an increase of $301,383 from December 31, 2001. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the Partnership's two facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations. Management believes that these facilities will produce positive cash flow for the year ending December 31, 2002; however, a decline in revenues due to declining occupancy or otherwise would have a negative effect on cash flow and could effect the Partnership's ability to meet the facilities cash requirements.

As of March 31, 2002, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. The Balanced Budget Act of 1997 targeted the Medicare program for reductions in spending growth for skilled nursing facilities over the next five years, primarily through the implementation of the prospective payment system ("PPS") reimbursement system. The Partnership's nursing facility changed to the PPS reimbursement system on January 1, 1999. Management believes that continued and increased reductions in therapy costs, the use of general purchasing agents and other expense reduction measures should in part offset the effect of any rate reductions arising from the PPS reimbursement system. The Partnership can give no assurance that payments under such program in the future will remain at a level comparable to the present level or increase, and decreases in the level of payments could have a material adverse effect on the Partnership.

New Accounting Pronouncements:
------------------------------

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employers' disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. SFAS 132, as revised, is generally effective for financial statements with fiscal years ending after December 15, 2003. The adoption of the required provisions of SFAS 132, as revised, is not expected to have a material effect on the Partnership's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for all other matters, is effective at the beginning of the first interim period beginning after June 15, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made by the FASB's Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 is not expected to have a material effect on the Partnership's financial position or results of operations.

In January 2003, the FASB issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46, as revised). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46, as revised, requires a VIE to be consolidated by a Partnership if that Partnership is designated as the primary beneficiary. The interpretation applies to VIEs created after January 31, 2003, and for all financial statements issued after December 15, 2003 for VIEs in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46, as revised, is not expected to have a material effect on the Partnership's financial position or results of operations.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership has not entered into any transactions using derivative financial instruments or other market risk sensitive instruments and believes that its exposure to market risk associated with other financial instruments (such as investments and borrowings) and interest rate risk is not material.


ITEM 4   CONTROLS AND PROCEDURES


This report on Form 10-Q covers the fiscal quarter ended March 31, 2002. As of the end of that period, no evaluation procedure was specified by the Securities and Exchange Commission with respect to the Partnership's disclosure controls and procedures (as now defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In fact, the concept of disclosure controls and procedures had not yet been defined by the above-referenced rules. However, in light of the recently adopted requirements with respect to disclosure controls and procedures, John F. McMullan, the principal executive officer and chief financial officer of the managing general partner of the Partnership, who performs such functions for the Partnership, has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures in connection with the preparation of this report on Form 10-Q. Based on that evaluation, he has concluded that the Partnership's disclosure controls and procedures are effective at ensuring that required information is made available to him for disclosure in the Partnership's reports filed under the Exchange Act. However, the Partnership is not timely in filing its reports with the Securities and Exchange Commission. The Partnership is in the process of bringing its filings with the Securities and Exchange Commission up to date and in connection with those efforts intends to improve its disclosure controls and procedures such that material information will be made available on a timely basis for disclosure in required reports.


In connection with such review, Mr. McMullan also conducted a preliminary review of the Partnership's internal control over financial reporting. While the Managing Partner (MCII) has an informal system of internal controls, given the size of the Partnership and the control structures in place at each subsidiary, management does not believe that any material weaknesses exist in the internal controls that could have a material effect on the financial reporting of the Partnership. Management intends to conduct additional reviews of the Partnership's systems of internal control, including control over financial reporting, and will seek appropriate advice from its independent auditors regarding recommendations for improving such controls. No changes were been made in internal control over financial reporting during the quarter covered by this report.

                           Part II - Other Information

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1    Certification Pursuant to 17 CFR 240.13a-14.

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            CONSOLIDATED RESOURCES HEALTH CARE FUND II

                              By:   WELCARE SERVICE CORPORATION - II
                                    Managing General Partner



Date: August 5, 2004                By:/s/ John F. McMullan
     ------------------                ----------------------------
                                        John F. McMullan
                                        Chief Financial Officer



Date: August 5, 2004                By: /s/ Marilyn McMullan
     ------------------                 ---------------------------
                                        Marilyn McMullan
                                        Assistant Secretary