Form 10-Q
period 2002-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2004-08-05
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.    Yes       No  x
                            ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in rule 126-2 of the Exchange Act).                Yes       No  x
                                                              ----     ----

                          Part I. Financial Information

                   Consolidated Resources Health Care Fund II
                      Condensed Consolidated Balance Sheets




                                                            June 30,
                                                              2002           December 31,
                                                          (Unaudited)            2001
                                                         ---------------    ---------------

ASSETS
Current assets:
    Cash and cash equivalents                                $2,016,734         $1,496,189
    Accounts receivable,  net of allowance for doubtful
    accounts of $11,947 and $8,934, respectively                367,159            468,264
    Prepaid expenses and other                                    7,663             22,577
                                                         ---------------    ---------------
        Total current assets                                  2,391,556          1,987,030

Property and equipment
    Land                                                        178,609            178,609
    Buildings and improvements                                7,205,665          7,192,829
    Equipment and furnishings                                 1,348,063          1,259,391
                                                         ---------------    ---------------
                                                              8,732,337          8,630,829

    Accumulated depreciation and amortization                (6,251,496)       (6,005,933)
                                                         ---------------    ---------------
        Net property and equipment                            2,480,841          2,624,896
                                                         ---------------    ---------------

Other
    Restricted escrows and other deposits                       648,298            621,000
    Deferred loan costs, net of accumulated amortization
    of $16,682 and $17,460, respectively                         15,128             15,646
                                                         ---------------    ---------------
        Total other assets                                      663,426            636,646
                                                         ---------------    ---------------

                                                             $5,535,823         $5,248,572
                                                         ===============    ===============


See accompanying notes to condensed consolidated financial statements.



                                                            June 30,
                                                              2002           December 31,
                                                           (Unaudited)           2001
                                                          --------------    ---------------

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt                    $    92,283         $   90,464
    Accounts payable                                            186,482            119,524
    Accrued expenses                                            545,708            499,553
    Accrued management fees                                       ---                 ---
    Due to related party                                         78,591             52,631
    Deposit liabilities                                         102,467            173,500
                                                          --------------    ---------------
                                                              1,005,531            935,672
        Total current liabilities
                                                          --------------    ---------------

Long-term obligations, less current maturities                3,724,893          3,774,945
                                                          --------------    ---------------

        Total liabilities                                     4,730,424          4,410,617
                                                          --------------    ---------------

Partners' equity (deficit):
    Limited partners                                            940,751            684,005
    General partners                                           (135,352)         (146,050)
                                                          --------------    ---------------
        Total partners' equity                                  805,399            537,955
                                                          --------------    ---------------

                                                            $ 5,535,823         $5,248,572
                                                          ==============    ===============


See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                   Three months ended             Six months ended
                                        June 30,                      June 30,
                                   2002           2001           2002           2001
                               -------------  -------------  -------------  -------------

Revenue:
    Operating revenues           $2,143,275     $2,051,073     $4,337,515     $3,970,921
    Interest income                  19,871         12,165         39,925         26,690
                               -------------  -------------  -------------  -------------
        Total revenue             2,163,146      2,063,238      4,377,440      3,997,611
                               -------------  -------------  -------------  -------------

Expenses:
    Operating expenses            1,817,065      1,710,065      3,622,140      3,401,505
    Depreciation &
    amortization                    123,041        125,821        246,082        244,883
    Interest                         73,485         73,598        146,053        147,751
    Partnership
      administration costs           33,975         19,675         95,721         52,794
                               -------------  -------------  -------------  -------------

Total expenses                    2,047,566      1,929,159      4,109,996      3,846,933
                               -------------  -------------  -------------  -------------

Net income                         $115,580       $134,079       $267,444      $ 150,678

                               =============  =============  =============  =============

Net income per L.P. unit            $  7.40        $  8.58       $  17.12        $  9.64

                               =============  =============  =============  =============

L.P. units outstanding               15,000         15,000         15,000         15,000
                               =============  =============  =============  =============


See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                           Six months ended June 30,
                                                             2002             2001
                                                         -------------     ------------

Operating Activities:
    Cash   received  from   residents  and   government
    agencies                                                4,438,620        4,046,538
    Cash paid to suppliers and employees                   (3,652,893)      (3,384,741)
    Property Taxes Paid                                       (35,272)
    Interest received                                          39,925           26,690
    Interest paid                                            (146,053)        (147,751)
                                                         -------------     ------------

        Cash provided by operating activities                 644,327           540,736

Investing Activities:
    Additions to property and equipment                      (101,509)        (133,440)

Financing Activities:
    Principal payments on long-term debt                      (48,233)        (44,723)
    Increase (decrease) in amount due to related party         25,960         (15,913)
                                                         -------------     ------------
    Cash used in financing activities                         (22,273)        (60,636)
                                                         -------------     ------------

Net increase in cash and cash equivalents                     520,545          346,660
Cash and cash equivalents, beginning of period              1,496,189        1,105,822
                                                         -------------     ------------

Cash and cash equivalents, end of period                   $2,016,734       $1,452,482
                                                         =============     ============


See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                               Six months ended June 30,
                                                                2002              2001
                                                          ----------------    ------------
Reconciliation of net income to cash
provided by (used in) operating activities:

   Net income                                                   $ 267,444       $ 150,678

          Depreciation and amortization                           246,082         244,883


          Changes in assets and liabilities:

              Accounts receivable                                 101,105          75,616

              Restricted escrows                                  (27,298)        (8,111)

              Prepaid expense and other assets                     14,914           6,046

              Accounts payable and accrued liabilities             42,080          71,623
                                                          ----------------    ------------

Cash provided by operating activities                           $ 644,327       $ 540,736
                                                          ================    ============


See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002


NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                  Six months ended June 30,

                                                     2002            2001
                                                     ----            ----
Charged to operating expenses:
    Property management and oversight
    management fees.........................       $44,038          $39,675

Financial accounting, data processing,
    tax reporting, legal and compliance,
    investor relations and supervision
    of outside services....................        $95,721          $52,794

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

At June 30, 2002, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

Results of Operations

Revenues:
---------

Operating revenues increased by $92,202 for the quarter ended June 30, 2002, as compared to the same period for the prior year, and by $366,594 for the six months ended June 30, 2002, as compared to the prior six month period. Occupancy levels at the retirement facility remained stable, as compared to the prior year period, but declined at the nursing facility. At June 30, 2002, the occupancy rate at the retirement facility was 89.9%, compared to 89.7% at June 30, 2001, and the occupancy rate of the nursing facility was 92.7%, compared to 95.1% at June 30, 2001. Notwithstanding these variances in occupancy rates, operating revenues increased due to positive Medicare rate and mix variances at the nursing facility, an increase in the number of assisted living unit rentals and periodic rate increases at the retirement facility, and, with respect to the six month period, occupancy increases during the first quarter of the fiscal year at both facilities.

Expenses:
---------

Operating expenses increased by $187,000 for the quarter ended June 30, 2002 as compared to the same period for the prior year, and increased by $220,635 for the six months ended June 30, 2002, as compared to the prior six month period. The increase during the quarter is primarily due to increased labor expenses due to increased staffing levels and hourly wage increases at the retirement facility due to the provision of additional assisted living services, partially offset by reductions in labor, contract services costs, and workers' compensation expenses at the nursing center. The increase during the six month period is also due to increased management fees for the nursing facility due to revenue increases in the first quarter and increased plant contact services at the nursing facility.

Net Income:
-----------

Net income for the three months ended June 30, 2001 declined as compared to the same period of the prior fiscal year by $18,499. Net income for the six month period ended June 30, 2002 exceeded net income for the prior six month period by $116,766. The decrease in net income for the three month period is primarily attributable to increases in operating expenses, offset in part by increases in revenues, and increases in partnership administrative costs. The increase for the six month period was attributable primarily to increases in operating revenues, offset in part by increases in operating expenses.

Liquidity and Capital Resources:
--------------------------------

At June 30, 2002, the Partnership held cash and cash equivalents of $2,016,734, an increase of $520,545 from December 31, 2001. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the Partnership's two facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations. Management believes that these facilities will produce positive cash flow for the year ending December 31, 2002; however, no assurance can be given that the facilities will produce positive cash flow if revenues decline.

As of June 30, 2002, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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


ITEM 4  CONTROLS AND PROCEDURES

This report on Form 10-Q covers the fiscal quarter ended June 30, 2002. As of the end of that period, no evaluation procedure was specified by the Securities and Exchange Commission with respect to the Partnership's disclosure controls and procedures (as now defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In fact, the concept of disclosure controls and procedures had not yet been defined by the above-referenced rules. However, in light of the recently adopted requirements with respect to disclosure controls and procedures, John F. McMullan, the principal executive officer and chief financial officer of the managing general partner of the Partnership, who performs such functions for the Partnership, has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures in connection with the preparation of this report on Form 10-Q. Based on that evaluation, he has concluded that the Partnership's disclosure controls and procedures are effective at ensuring that required information is made available to him for disclosure in the Partnership's reports filed under the Exchange Act. However, the Partnership is not timely in filing its reports with the Securities and Exchange Commission. The Partnership is in the process of bringing its filings with the Securities and Exchange Commission up to date and in connection with those efforts intends to improve its disclosure controls and procedures such that material information will be made available on a timely basis for disclosure in required reports.


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

ITEM 5  EXHIBITS AND REPORTS ON FORM 8-K

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


                         CONSOLIDATED RESOURCES HEALTH CARE FUND II

                         By: WELCARE SERVICE CORPORATION - II
                             Managing General Partner



Date: August 5, 2004              By: /s/ John F. McMullan
     ------------------              -----------------------------
                                     John F. McMullan
                                     Chief Financial Officer



Date: August 5, 2004              By: /s/ Marilyn McMullan
     ------------------              -----------------------------
                                     Marilyn McMullan
                                     Assistant Secretary