Form 10-Q
period 2002-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2004-08-05
CIK 732247

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark one)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).   Yes       No  x
                                      ----     ----

                          Part I. Financial Information

                   Consolidated Resources Health Care Fund II
                      Condensed Consolidated Balance Sheets




                                                          September 30,
                                                              2002            December 31,
                                                           (Unaudited)           2001
                                                         ---------------    ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                $2,257,183         $1,496,189
    Accounts receivable,  net of allowance for doubtful
    accounts of $11,947 and $8,934, respectively                324,405            468,264
    Prepaid expenses and other                                    3,738             22,577
                                                         ---------------    ---------------
        Total current assets                                  2,585,326          1,987,030

Property and equipment
    Land                                                        178,609            178,609
    Buildings and improvements                                7,220,080          7,192,829
    Equipment and furnishings                                 1,347,651          1,259,391
                                                         ---------------    ---------------
                                                              8,746,340          8,630,829

    Accumulated depreciation and amortization               (6,377,896)        (6,005,933)
                                                         ---------------    ---------------
        Net property and equipment                            2,368,444          2,624,896
                                                         ---------------    ---------------

Other
    Restricted escrows and other deposits                       637,595            621,000
    Deferred loan costs, net of accumulated amortization
    of $16,682 and $17,460, respectively                         14,869             15,646
                                                         ---------------    ---------------
        Total other assets                                      652,464            636,646
                                                         ---------------    ---------------

                                                             $5,606,234         $5,248,572
                                                         ===============    ===============


See accompanying notes to condensed consolidated financial statements.



                                                           September 30,
                                                               2002           December 31,
                                                            (Unaudited)          2001
                                                         ----------------    --------------
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities:
    Current maturities of long-term debt                     $    92,283        $   90,464
    Accounts payable                                             234,676           119,524
    Accrued expenses                                             587,262           499,553
    Accrued management fees                                        ---               ---
    Due to related party                                          84,333            52,631
    Deposit liabilities                                          103,616           173,500
                                                         ----------------    --------------

        Total current liabilities                              1,102,170           935,672
                                                         ----------------    --------------

Long-term obligations, less current maturities                 3,700,091         3,774,945
                                                         ----------------    --------------

        Total liabilities                                      4,802,261         4,710,617
                                                         ----------------    --------------

Partners' equity (deficit):
    Limited partners                                             939,382           684,005
    General partners                                           (135,409)         (146,050)
                                                         ----------------    --------------
        Total partners' equity                                   803,973           537,955
                                                         ----------------    --------------

                                                             $ 5,606,234        $5,248,572
                                                         ================    ==============


See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                     Three months ended             Nine months ended
                                        September 30,                 September 30,
                                     2002           2001           2002           2001
                                 -------------  -------------  -------------  -------------
Revenue:
    Operating revenues             $2,024,222     $2,005,608     $6,361,737     $5,976,529
    Interest income                    22,652         22,900         62,577         49,590
                                 -------------  -------------  -------------  -------------
        Total revenue               2,046,874      2,028,508      6,424,314      6,026,119
                                 -------------  -------------  -------------  -------------

Expenses:
    Operating expenses              1,744,387      1,709,431      5,366,527      5,110,937
    Depreciation &
    amortization                      126,659        122,735        372,741        367,617
    Interest                           71,371         69,073        217,424        216,834
    Partnership administration
      costs                           105,883          7,286        201,604         60,080
                                 -------------  -------------  -------------  -------------

Total expenses                      2,048,300      1,908,525      6,158,296      5,755,458
                                 -------------  -------------  -------------  -------------

Net income (loss)                    $(1,426)       $119,983       $266,018      $ 270,661

                                 =============  =============  =============  =============

Net income (loss) per L.P. unit       $(0.09)        $  7.68       $  17.03       $  17.32


                                 =============  =============  =============  =============

L.P. units outstanding                 15,000         15,000         15,000         15,000
                                 =============  =============  =============  =============


See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                               Nine months ended
                                                                 September 30,
                                                             2002             2001
                                                         -------------     ------------
Operating Activities:
    Cash received from residents and government
    agencies                                                6,505,596        5,971,299
    Cash paid to suppliers and employees                  (5,378,330)      (5,032,588)
    Property Taxes Paid                                      (54,580)              ---
    Interest received                                          62,577           49,590
    Interest paid                                           (217,424)        (216,824)
                                                         -------------     ------------

        Cash provided by operating activities                 917,839          771,477

Investing Activities:
    Additions to property and equipment                     (115,512)        (267,881)

Financing Activities:
    Principal payments on long-term debt                     (73,035)         (67,774)
    Increase (decrease) in amount due to related party         31,702         (15,913)
                                                         -------------     ------------
    Cash used in financing activities                        (41,333)         (83,687)
                                                         -------------     ------------

Net increase in cash and cash equivalents                     760,994          419,908
Cash and cash equivalents, beginning of period              1,496,189        1,105,822
                                                         -------------     ------------

Cash and cash equivalents, end of period                   $2,257,183       $1,525,730
                                                         =============     ============


See accompanying notes to condensed consolidated financial statements.

                   Consolidated Resources Health Care Fund II
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                         Nine months ended
                                                           September 30,
                                                        2002           2001
                                                   --------------   ------------
Reconciliation of net income to cash
provided by (used in) operating activities:

   Net income                                         $  266,018    $ 270,661

      Depreciation and amortization                      372,741      367,617


      Changes in assets and liabilities:

          Accounts receivable                            143,859      (5,230)

          Restricted escrows                            (16,595)     (35,817)

          Prepaid expenses and other assets               18,839        6,045

          Accounts payable and accrued liabilities       132,977      168,199
                                                   --------------   ------------

Cash provided by (used in) operating activities        $ 917,839    $ 771,477
                                                   ==============   ============


See accompanying notes to condensed consolidated financial statements.

                   CONSOLIDATED RESOURCES HEALTH CARE FUND II
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002


NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the "Partnership") for the interim periods. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership's general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

                                                           Nine months ended
                                                             September 30,

                                                            2002        2001
                                                            ----        ----
Charged to operating expenses:
    Property management and oversight management
    fees...........................................      $64,635      $60,509

Financial accounting, data processing,
    tax reporting, legal and compliance,
    investor relations and supervision
    of outside services............................      $201,604     $60,080

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

At September 30, 2002, the Partnership had two general partners (the "General Partners"), Consolidated Associates II ("CA-II") and WelCare Service Corporation-II, as managing general partner ("WSC-II" or the "Managing General Partner").

Results of Operations

Revenues:
---------

Operating revenues increased by $18,614 for the quarter ended September 30, 2002 as compared to the same period for the prior year and by $385,208 for the nine months ended September 30, 2002, as compared to the nine-month period of the prior year. At September 30, 2002 the occupancy rate at the nursing facility was 87.4%, as compared to 89.1% at September 30, 2001, and the occupancy rate of the retirement facility was 90.1%, as compared to 88% at September 30, 2002. The slight increase in operating revenues for the third quarter was primarily due to the occupancy increase at the retirement facility and increased patient service and ancillary revenues at the retirement facility, offset in part by the occupancy decline and a reduction in the quality mix variance at the nursing facility. The operating revenues increase for the nine-month period was primarily due to increased occupancy at both facilities in the first quarter and positive Medicare rate and mix variances at the nursing facility, an increase in the number of assisted living unit rentals and periodic rate increases at the retirement facility during the second quarter.

Expenses:
---------

Operating expenses increased by $34,956 for the quarter ended September 30, 2002 as compared to the same period for the prior year and by $255,591 for the nine months ended September 30, 2002, as compared to the same period for the prior year. The increases are primarily due to increased labor expenses due to increased services to residents, and an increase in the need for contract services and supply at the retirement facility, partially offset by reductions in labor and contract services costs at the nursing center.

Net Income:
-----------

The Partnership had a net loss of $1,426 during the quarter ended September 30, 2002 compared to net income of $119,983 for the same quarter of the prior year due primarily to increases in partnership administration costs and a smaller increase in operating costs. Net income for the nine months ended September 30, 2002 decreased by $4,643 due to the same factors.

Liquidity and Capital Resources:
--------------------------------

At September 30, 2002, the Partnership held cash and cash equivalents of $2,257,183, an increase of $760,994 from December 31, 2001. The current cash balance will be necessary to meet the Partnership's current obligations and for operating reserves. In addition, cash balances maintained at the Partnership's two facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership's two facilities produced sufficient revenues to meet their operating and debt service obligations. Management believes that these facilities will produce positive cash flow for the year ending December 31, 2002; however, no assurance can be given that the facilities will produce positive cash flow if revenues decline.

As of September 30, 2002, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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


ITEM 4      CONTROLS AND PROCEDURES.


This report on Form 10-Q covers the fiscal quarter ended September 30, 2002. As of the end of that period, no evaluation procedure was specified by the Securities and Exchange Commission with respect to the Partnership's disclosure controls and procedures (as now defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In fact, the concept of disclosure controls and procedures had not yet been defined by the above-referenced rules. However, in light of the recently adopted requirements with respect to disclosure controls and procedures, John F. McMullan, the principal executive officer and chief financial officer of the managing general partner of the Partnership, who performs such functions for the Partnership, has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures in connection with the preparation of this report on Form 10-Q. Based on that evaluation, he has concluded that the Partnership's disclosure controls and procedures are effective at ensuring that required information is made available to him for disclosure in the Partnership's reports filed under the Exchange Act. However, the Partnership is not timely in filing its reports with the Securities and Exchange Commission. The Partnership is in the process of bringing its filings with the Securities and Exchange Commission up to date and in connection with those efforts intends to improve its disclosure controls and procedures such that material information will be made available on a timely basis for disclosure in required reports.


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




                   CONSOLIDATED RESOURCES HEALTH CARE FUND II

                         By: WELCARE SERVICE CORPORATION - II
                             Managing General Partner



Date: August 5, 2004           By:/s/John F. McMullan
      --------------              ------------------------------------
                                   John F. McMullan
                                   Chief Financial Officer



Date: August 5, 2004           By:/s/ Marilyn McMullan
      --------------             ------------------------------------
                                  Marilyn McMullan
                                  Assistant Secretary