Form 10-Q
period 2005-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2006-08-03
CIK 732247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________
COMMISSION FILE NUMBER 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1542125 (I.R.S. Employer Identification No.)

1175 Peachtree Street, Suite 850, Atlanta, GA (Address of principal executive offices)	31106 (Zip Code)

(404) 873-1919

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  |_|  Yes  |X|  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)  |_|  Yes   |X|  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act)  |_|  Yes   |X|  No

Part I - Financial Information

Consolidated Resources Health Care Fund II

Condensed Consolidated Balance Sheets

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 3,115,082	$ 2,601,918
Accounts receivable, net of allowance for doubtful accounts of $35,577 and $41,654, respectively	1,001,659	1,094,888
Prepaid expenses and other	44,458	12,691
Total current assets	4,161,199	3,709,497

Property and equipment
Land	174,133	174,133
Buildings and improvements	7,259,973	7,250,342
Equipment and furnishings	1,109,695	1,074,495
	8,543,801	8,498,970
Accumulated depreciation and amortization	(7,074,202)	(6,953,752)
Net property and equipment	1,469,599	1,545,218

Other
Restricted escrows and other deposits	493,167	463,596
Deferred loan costs, net of accumulated amortization of $20,830 and $20,570, respectively	12,276	12,536
Total other assets	505,443	476,132
	$6,136,241	$5,730,847

See accompanying notes to condensed consolidated financial statements.

	March 31, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$ 118,819	$ 118,819
Accounts payable	139,089	140,936
Accrued expenses	797,919	526,144
Deferred revenue	74,934	56,813
Due to related party	4,771	94,523
Deposit liabilities	77,972	82,928
Total current liabilities	1,213,504	1,020,163

Long-term debt, less current maturities	3,398,327	3,428,188
Other	182,091	207,662

Total liabilities	4,793,922	4,656,013

Partners’ equity (deficit):
Limited partners	1,456,195	1,199,409
General partners	(113,876)	(124,575)
Total partners’ equity	1,342,319	1,074,834
	$ 6,136,241	$ 5,730,847

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenue:
Operating revenues	$2,449,932	$2,076,689
Interest income	5,693	3,933
Total revenue	2,455,625	2,080,622

Expenses:
Operating expenses	1,758,385	1,670,957
Depreciation & amortization	120,457	119,162
Interest	66,821	67,737
Management and oversight fees	151,742	124,538
Real estate tax	36,378	34,941
Partnership administration costs	54,357	64,753
Total expenses	2,188,140	2,082,088

Net income (loss)	$ 267,485	$ (1,466)

Net income (loss) per L.P. unit	$ 17.12	$ (0.09)

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$ 267,485	$ (1,466)
Depreciation and amortization	120,457	119,162
Changes in operating assets and liabilities:
Accounts receivable	93,229	(117,481)
Other current assets	(31,767)	10,263
Accounts payable	(1,848)	(85,660)
Accrued expenses and deposit liabilities	284,940	203,178
Other liabilities	(25,571)	10,612
Cash provided by operating activities	706,925	138,608

Cash Flows From Investing Activities:
Additions to property and equipment	(44,577)	(38,401)
Net change in restricted escrows	(29,571)	(8,389)
Cash used in investing activities	(74,148)	(46,790)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(29,861)	(27,746)
Increase (decrease) in amount due to related party	(89,752)	(1,875)
Cash used in financing activities	(119,613)	(29,621)

Net increase in cash and cash equivalents	513,164	62,197
Cash and cash equivalents, beginning of period	2,601,918	2,319,257
Cash and cash equivalents, end of period	$3,115,082	$2,381,454

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Notes To Condensed Consolidated Financial Statements

March 31, 2005

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the “Partnership”) for the interim periods. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II at 1175 Peachtree Street, Suite 850, Atlanta, Georgia 31106.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership’s general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

	Three months ended March 31,
	2005	2004
Charged to operating expenses: Property management and oversight management fees	$127,462	$103,861
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$78,637	$85,430

NOTE 4.

Net income or loss per limited partnership (L.P.) unit represents that portion of net income or net loss attributable to L.P. units in each period presented, which is 96% of such income or loss. The remaining 4% is attributable to the general partners, Consolidated Associates II and WelCare Service Corporation-II.

ITEM 2              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At March 31, 2005, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II, as managing general partner (“WSC-II” or the “Managing General Partner”).

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

Results of Operations

Revenues:

Operating revenues increased by $373 thousand (18.0%) for the quarter ended March 31, 2005 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy and a positive Medicare rate and mix variance at the nursing facility and an increase in occupancy and periodic rate increases at the retirement facility. At March 31, 2005, the occupancy rate at the nursing facility was 95.7% compared to 87.6% for the same period of 2004, and the occupancy rate of the retirement facility was 98.1% compared to 75.6% for the same period of 2004.

Expenses:

Total expenses increased by $106 thousand (5.1%) for the quarter ended March 31, 2005 as compared to the same period for the prior year. This increase was primarily due to increases in operating expenses of $87 thousand (5.2%) as well as increases in management and oversight fees of $27 thousand (21.8%) for the two facilities. Management and oversight fees are based on revenues at the facilities and thus increase as revenues increase. The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above.

Net Income:

Net income for the three months ended March 31, 2005 increased $269 thousand to $267 thousand, as compared to a net loss of $1,466 for the same period of fiscal 2004. This increase in net income was due primarily to the increased revenues described above, offset in part by the increased expenses described above.

Liquidity and Capital Resources:

At March 31, 2005, the Partnership held cash and cash equivalents of $3.12 million, an increase of $514 thousand (19.7%) from December 31, 2004. The current cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves. In addition, cash balances retained at the Partnership’s two facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership’s two facilities produced sufficient revenues to meet their operating and debt service obligations. While management believes that these facilities will continue to produce positive cash flow in the future, a decline in revenues due to declining occupancy or otherwise would have a negative effect on cash flow and could effect the Partnership’s ability to meet the facilities’ cash requirements.

As of March 31, 2005, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not engage in any transactions exposing the Partnership to material market risk. The Partnership has no variable rate debt.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John F. McMullan, the principal executive officer and chief financial officer of the Managing General Partner of the Partnership who performs reporting functions for the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period reflected in this Report with respect to their adequacy in ensuring that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and timely reported as required by the rules and forms of the Securities and Exchange Commission. Based on that evaluation, he has concluded that the Partnership’s disclosure controls and procedures are effective at ensuring that required information is made available to him for disclosure in the Partnership’s reports filed under the Exchange Act. However, the Partnership is not timely in filing its reports with the Securities and Exchange Commission. The Partnership is in the process of bringing its filings with the Securities and Exchange Commission up to date and in connection with those efforts intends to improve its disclosure controls and procedures such that material information will be made available on a timely basis for disclosure in required reports. The Partnership currently has outsourced the preparation of its financial statements for inclusion in its SEC reports to a consultant.

Our Relationship with Life Care

Life Care Centers of America, Inc. (“Life Care”) has provided management services with respect to the Partnership’s two facilities for over 15 years pursuant to the terms of management agreements originally put in place in 1991. Under these agreements, Life Care is responsible for maintaining books and records for the Partnership’s facilities and providing financial statements, prepared in accordance with GAAP, relating to the business operations of the two facilities. Due to this relationship, the

Partnership necessarily relies on Life Care to provide accurate, timely and sufficient data and information to properly record all revenues, expenses and accounts receivables of the two Partnership facilities, which underlie a substantial portion of the Partnership’s periodic financial statements and other financial disclosures.

Our Disclosure Controls and Procedures – Fiscal 2005

Because of the Partnership’s reliance on Life Care for financial information, the Managing General Partner relies on Life Care to design adequate internal controls with respect to the processes established to provide this data and information to the Partnership. In May of 2006, in the course of preparing the reports the Partnership is required to file with the Department of Housing and Urban Development each year, it became apparent that certain cash reconciliations were not performed by Life Care in a timely and correct manner. To address these issues, we conducted a lengthy inquiry into the causes of the cash reconciliation issues. Among other things, we had numerous discussions with Life Care’s accounting staff. Life Care ultimately came to the conclusion that one senior individual in the accounting department who had been given overall responsibility for the financial reporting did not prove to have the competencies necessary to adequately perform the roles expected of a senior financial officer at Life Care. Consequently, Life Care effected a staffing change and replaced that individual with a senior-level officer who had the required expertise. The failure to properly perform these cash reconciliations was determined to be a material weakness in the Partnership’s internal controls. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of the inquiries of Life Care, the changes in the procedures at Life Care and the changes made to the accounting staff, the Managing General Partner has concluded that the material weakness in internal controls discovered during the course of preparing the 2005 reports to be filed with the SEC has been corrected in 2006.

Changes in Internal Control over Financial Reporting

We refer you to the information discussed above in Evaluation of Disclosure Controls and Procedures.

Part II - Other Information

ITEM 1	LEGAL PROCEEDINGS

The Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership as of March 31, 2005 or as of the date of this Report. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 5	OTHER INFORMATION

As previously disclosed, on June 17, 2005, the Managing General Partner received a written notice from Kodiak Partners III, Prizm Investments and Baseline Investments (the “Prizm Group”) who collectively hold in excess of 10% of the Partnership’s Units. In its notice, the Prizm Group indicated an intent to exercise their rights under the Partnership Agreement to call for a special meeting of the limited partners in order to approve a proposal by the Prizm Group that all of the Partnership’s assets be sold, that the Partnership be dissolved, and that the proceeds from a sale be distributed to the partners in connection with the dissolution. The Managing General Partner intends to fulfill its obligations under the Partnership Agreement relating to the requested special meeting, subject only to compliance with the proxy solicitation rules of the SEC. The date of any such special meeting has not yet been determined and will depend on a number of factors, including the filing by the Partnership of a proxy statement relating to the special meeting, and the expiration of the SEC’s review period, or if the SEC should comment on any portion of the proxy statement, the resolution of any such comments. In accordance with its discussions with the SEC, the Partnership will not be in a position to file the proxy statement for this special meeting until, in addition to the filing of this Report, all further Quarterly Reports on Form 10-Q and its Annual Report on Form 10-K relating to its 2005 fiscal year have been filed.

ITEM 6	EXHIBITS
Exhibit 31.1	Certification Pursuant to 17 CFR 240.13a-14.
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED RESOURCES HEALTH CARE FUND II (Registrant)
By: WELCARE SERVICE CORPORATION-II Managing General Partner
Date: August 2, 2006	By: /s/ John F. McMullan John F. McMullan, Chief Financial Officer