Form 10-Q
period 2005-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2006-08-03
CIK 732247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________
COMMISSION FILE NUMBER 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1542125 (I.R.S. Employer Identification No.)

1175 Peachtree Street, Suite 850, Atlanta, GA (Address of principal executive offices)	31106 (Zip Code)

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

Part I - Financial Information

Consolidated Resources Health Care Fund II

Condensed Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,254,509	$2,601,918
Accounts receivable, net of allowance for doubtful accounts of $61,654 and $41,654, respectively	903,691	1,094,888
Prepaid expenses and other	20,791	12,691
Due from related party	78,635	-
Total current assets	4,257,626	3,709,497

Property and equipment
Land	174,133	174,133
Buildings and improvements	7,259,722	7,250,342
Equipment and furnishings	1,112,769	1,074,495
	8,546,624	8,498,970
Accumulated depreciation and amortization	(7,200,642)	(6,953,752)
Net property and equipment	1,345,982	1,545,218

Other
Restricted escrows and other deposits	465,065	463,596
Deferred loan costs, net of accumulated amortization of $21,092 and $20,570, respectively	12,017	12,536
Total other assets	477,082	476,132
	$6,080,690	$5,730,847

See accompanying notes to condensed consolidated financial statements.

	June 30, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$ 118,819	$ 118,819
Accounts payable	223,232	140,936
Accrued expenses	550,559	526,144
Deferred revenue	74,813	56,813
Due to related party	-	94,523
Deposit liabilities	79,019	82,928
Total current liabilities	1,046,442	1,020,163

Long-term debt, less current maturities	3,368,272	3,428,188
Other	132,757	207,662

Total liabilities	4,547,471	4,656,013

Partners’ equity (deficit):
Limited partners	1,639,459	1,199,409
General partners	(106,240)	(124,575)
Total partners’ equity	1,533,219	1,074,834
	$ 6,080,690	$ 5,730,847

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2005	2004
Revenue:
Operating revenues	$2,509,388	$2,162,958
Interest income	6,153	3,216
Total revenue	2,515,541	2,166,174

Expenses:
Operating expenses	1,849,294	1,718,693
Depreciation & amortization	126,418	121,262
Interest	70,730	68,276
Management and oversight fees	157,118	130,103
Real estate tax	35,592	34,956
Partnership administration costs	85,489	21,761
Total expenses	2,324,641	2,095,051

Net income	$ 190,900	$ 71,123

Net income per L.P. unit	$ 12.22	$ 4.55

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
	2005	2004
Revenue:
Operating revenues	$4,959,321	$4,239,647
Interest income	11,846	7,149
Total revenue	4,971,167	4,246,796

Expenses:
Operating expenses	3,607,680	3,389,650
Depreciation & amortization	246,875	240,424
Interest	137,551	136,013
Management and oversight fees	308,860	254,641
Real estate tax	71,970	69,897
Partnership administration costs	139,846	86,514
Total expenses	4,512,782	4,177,139

Net income	$ 458,385	$ 69,657

Net income per L.P. unit	$ 29.34	$ 4.46

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$ 458,385	$ 69,657
Depreciation and amortization	246,875	240,424
Changes in operating assets and liabilities:
Accounts receivable	191,197	(65,932)
Other current assets	(8,100)	3,477
Accounts payable	82,295	(33,230)
Accrued expenses and deposit liabilities	38,506	29,350
Other liabilities	(74,905)	21,205
Cash provided by operating activities	934,253	264,951

Cash Flows From Investing Activities:
Additions to property and equipment	(47,119)	(70,454)
Net change in restricted escrows	(1,469)	94,556
Cash (used) provided in investing activities	(48,588)	24,102

Cash Flows From Financing Activities:
Principal payments on long-term debt	(59,916)	(56,014)
Increase (decrease) in amount due to/from related party	(173,158)	(1,351)
Cash used in financing activities	(233,074)	(57,365)

Net increase in cash and cash equivalents	652,591	231,688
Cash and cash equivalents, beginning of period	2,601,918	2,319,257
Cash and cash equivalents, end of period	$3,254,509	$2,550,945

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Notes To Condensed Consolidated Financial Statements

June 30, 2005

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the “Partnership”) for the interim periods. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership’s general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

	Three months ended June 30,
	2005	2004
Charged to operating expenses: Property management and oversight management fees	$130,429	$108,149
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$112,178	$ 43,715

	Six months ended June 30,
	2005	2004
Charged to operating expenses: Property management and oversight management fees	$257,891	$212,010
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$190,815	$129,145

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

At June 30, 2005, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II, as managing general partner (“WSC-II” or the “Managing General Partner”).

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

Results of Operations – Three months ended June 30, 2005 compared to June 30, 2004

Revenues:

Operating revenues increased by $346 thousand (16.0%) for the quarter ended June 30, 2005 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy and a positive Medicare rate and mix variance at the nursing facility, an increase in occupancy and periodic rate increases at the retirement facility. At June 30, 2005, the occupancy rate at the nursing facility was 94.7% compared to 87.4% for the same period of 2004, and the occupancy rate of the retirement facility was 97.7% compared to 80.6% for the same period of 2004.

Expenses:

Total expenses increased by $230 thousand (11.0%) for the quarter ended June 30, 2005 as compared to the same period for the prior year. This increase is primarily due to increases in operating expenses of $131 thousand (7.6%), increases in management and oversight fees of $27 thousand (20.8%) and increases in Partnership administration costs of $64 thousand (292.9%). Management and oversight fees are based on revenues at the facilities and thus increase as revenues increase. The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above. The Partnership administration cost increases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to bring its SEC filings current and to respond to various tender offers filed in this period.

Net Income:

Net income increased $120 thousand (168.4%) for the three months ended June 30, 2005 as compared to the same period of fiscal 2004. This increase in net income was due in part to the increased revenues described above, offset in part by the increased expenses described above.

Results of Operations - Six months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues:

Operating revenues increased by $720 thousand (17.0%) for the six months ended June 30, 2005 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy and a positive Medicare rate and mix variance at the nursing facility and an increase in occupancy and periodic rate increases at the retirement facility. At June 30, 2005, the occupancy rate at the nursing facility was 95.2% compared to 87.5% for the same period of 2004, and the occupancy rate of the retirement facility was 97.9% compared to 78.1% for the same period of 2004.

Expenses:

Total expenses increased by $335 thousand (8.0%) for the six months ended June 30, 2005 as compared to the same period for the prior year. This increase is primarily due to increases in operating expenses of $218 thousand (6.4%), increases in management and oversight fees of $54 thousand (21.3%) and increases in Partnership administration costs of $53 thousand (61.6%). Management and oversight fees are based on revenues at the facilities and thus increase as revenues increase. The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above. The Partnership administration cost increases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to bring its SEC filings current and to respond to various tender offers filed in this period.

Net Income:

Net income increased $389 thousand (558%) for the six months ended June 30, 2005 as compared to the same period of fiscal 2004. This increase in net income was due in part to the increased revenues described above, offset in part by the increased expenses described above.

Liquidity and Capital Resources:

At June 30, 2005, the Partnership held cash and cash equivalents of $3.3 million, an increase of $653 thousand (25.1%) from December 31, 2004. The current cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves. In addition, cash balances retained at the Partnership’s two facilities must be maintained in accordance with operating reserves established by HUD.

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

As of June 30, 2005, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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

The Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership as of June 30, 2005 or as of the date of this Report. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

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

