Form 10-Q
period 2005-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2006-08-03
CIK 732247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________
COMMISSION FILE NUMBER 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1542125 (I.R.S. Employer Identification No.)

1175 Peachtree Street, Suite 850, Atlanta, GA (Address of principal executive offices)	31106 (Zip Code)

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

Part I - Financial Information

Consolidated Resources Health Care Fund II

Condensed Consolidated Balance Sheets

	September 30, 2005 (Unaudited)	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,177,469	$2,601,918
Accounts receivable, net of allowance for doubtful accounts of $93,304 and $41,654, respectively	1,108,144	1,094,888
Due from related party	76,921	-
Prepaid expenses and other	28,193	12,691
Total current assets	4,390,727	3,709,497

Property and equipment
Land	174,133	174,133
Buildings and improvements	7,284,238	7,250,342
Equipment and furnishings	1,113,990	1,074,495
	8,572,361	8,498,970
Accumulated depreciation and amortization	(7,324,357)	(6,953,752)
Net property and equipment	1,248,004	1,545,218

Other
Restricted escrows and other deposits	435,098	463,596
Deferred loan costs, net of accumulated amortization of $21,349 and $20,570, respectively	11,757	12,536
Total other assets	446,855	476,132
	$6,085,586	$5,730,847

See accompanying notes to condensed consolidated financial statements.

	September 30, 2005 (Unaudited)	December 31, 2004
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$ 118,819	$ 118,819
Accounts payable	270,829	140,936
Accrued expenses	533,235	526,144
Deferred revenue	68,813	56,813
Due to related party	-	94,523
Deposit liabilities	79,377	82,928
Total current liabilities	1,071,073	1,020,163

Long-term debt, less current maturities	3,336,840	3,428,188
Other	47,979	207,662

Total liabilities	4,455,892	4,656,013

Partners’ equity (deficit):
Limited partners	1,732,075	1,199,409
General partners	(102,381)	(124,575)
Total partners’ equity	1,629,694	1,074,834
	$ 6,085,586	$ 5,730,847

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2005	2004
Revenue:
Operating revenues	$2,444,100	$2,180,966
Interest income	13,185	3,839
Total revenue	2,457,285	2,184,805

Expenses:
Operating expenses	1,837,319	1,686,035
Depreciation & amortization	123,676	123,213
Interest	66,172	67,891
Management and oversight fees	157,816	130,643
Real estate tax	31,191	33,656
Partnership administration costs	144,636	9,908
Total expenses	2,360,810	2,051,346

Net income	$ 96,475	$ 133,459

Net income per L.P. unit	$ 6.17	$ 8.54

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
	2005	2004
Revenue:
Operating revenues	$7,403,421	$6,420,613
Interest income	25,031	10,988
Total revenue	7,428,452	6,431,601

Expenses:
Operating expenses	5,444,999	5,075,685
Depreciation & amortization	370,551	363,637
Interest	203,723	203,904
Management and oversight fees	466,676	385,284
Real estate tax	103,161	103,553
Partnership administration costs	284,482	96,422
Total expenses	6,873,592	6,228,485

Net income	$ 554,860	$ 203,116

Net income per L.P. unit	$ 35.51	$ 13.00

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$ 554,860	$ 203,116
Depreciation and amortization	370,551	363,637
Changes in operating assets and liabilities:
Accounts receivable	(13,256)	(86,957)
Other current assets	(15,502)	7,194
Accounts payable	129,892	(71,862)
Accrued expenses and deposit liabilities	15,540	153,665
Other liabilities	(159,683)	42,614
Cash provided by operating activities	882,402	611,407

Cash Flows From Investing Activities:
Additions to property and equipment	(72,557)	(128,642)
Net change in restricted escrows	28,498	110,892
Cash used in investing activities	(44,059)	(17,750)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(91,348)	(84,816)
Decrease in amount due to/from related party	(171,444)	(1,988)
Cash used in financing activities	(262,792)	(86,804)

Net increase in cash and cash equivalents	575,551	506,853
Cash and cash equivalents, beginning of period	2,601,918	2,319,257
Cash and cash equivalents, end of period	$3,177,469	$2,826,110

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Notes To Condensed Consolidated Financial Statements

September 30, 2005

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the “Partnership”) for the interim periods. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership’s general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

	Three months ended September 30,
	2005	2004
Charged to operating expenses: Property management and oversight management fees	$132,705	$109,083
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$169,747	$31,468

	Nine months ended September 30,
	2005	2004
Charged to operating expenses: Property management and oversight management fees	$390,596	$321,093
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$360,562	$160,613

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

At September 30, 2005, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II, as managing general partner (“WSC-II” or the “Managing General Partner”).

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

Results of Operations – Three months ended September 30, 2005 compared to September 30, 2004

Revenues:

Operating revenues increased by $263 thousand (12.1%) for the quarter ended September 30, 2005 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy and a positive Medicare rate and mix variance at the nursing facility and an increase in occupancy and periodic rate increases at the retirement facility. At September 30, 2005, the occupancy rate at the nursing facility was 91.7% compared to 85.6% for the same period of 2004, and the occupancy rate of the retirement facility was 97.7% compared to 91.1% for the same period of 2004.

Expenses:

Total expenses increased by $309 thousand (15.1%) for the quarter ended September 30, 2005 as compared to the same period for the prior year. This increase is primarily due to increases in operating expenses of $151 thousand (9.0%), increases in management and oversight fees of $27 thousand (20.8%) and increases in Partnership administration costs of $135 thousand (1,359.8%). Management and oversight fees are based on revenues at the facilities and thus increase as revenues increase. The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above. The Partnership administration cost increases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to bring its SEC filings current and to respond to various tender offers filed in this period.

Net Income:

Net income decreased $36 thousand (27.1%) for the three months ended September 30, 2005 as compared to the same period of fiscal 2004. This decrease in net income was due in part to the increased expenses described above, offset in part by the increased revenues described above.

Results of Operations - Nine months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues:

Operating revenues increased by $983 thousand (15.3%) for the nine months ended September 30, 2005 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy and a positive Medicare rate and mix variance at the nursing facility and an increase in occupancy and periodic rate increases at the retirement facility. At September 30, 2005, the occupancy rate at the nursing facility was 94.0% compared to 86.9% for the same period of 2004, and the occupancy rate of the retirement facility was 97.8% compared to 82.4% for the same period of 2004.

Expenses:

Total expenses increased by $645 thousand (10.4%) for the nine months ended September 30, 2005 as compared to the same period for the prior year. This increase is primarily due to increases in operating expenses of $369 thousand (7.3%) as well as increases in management and oversight fees of $81 thousand (21.1%) and increases in Partnership administration costs of $188 thousand (195.0%). Management and oversight fees are based on revenues at the facilities and thus increase as revenues increase. The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above. The Partnership administration cost increases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to bring its SEC filings current and to respond to various tender offers filed in this period.

Net Income:

Net income increased $352 thousand (173.2%) for the nine months ended September 30, 2005 as compared to the same period of fiscal 2004. This increase in net income was due in part to the increased revenues described above, offset in part by the increased expenses described above.

Liquidity and Capital Resources:

At September 30, 2005, the Partnership held cash and cash equivalents of $3.18 million, an increase of $576 thousand (22.1%) from December 31, 2004. The current cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves. In addition, cash balances retained at the Partnership’s two facilities must be maintained in accordance with operating reserves established by HUD.

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

As of September 30, 2005, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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

The Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership as of September 30, 2005 or as of the date of this Report. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 5	OTHER INFORMATION

As previously disclosed, on June 17, 2005, the Managing General Partner received a written notice from Kodiak Partners III, Prizm Investments and Baseline Investments (the “Prizm Group”) who collectively hold in excess of 10% of the Partnership’s Units. In its notice, the Prizm Group indicated an intent to exercise their rights under the Partnership Agreement to call for a special meeting of the limited partners in order to approve a proposal by the Prizm Group that all of the Partnership’s assets be sold, that the Partnership be dissolved, and that the proceeds from a sale be distributed to the partners in connection with the dissolution. The Managing General Partner intends to fulfill its obligations under the Partnership Agreement relating to the requested special meeting, subject only to compliance with the proxy solicitation rules of the SEC. The date of any such special meeting has not yet been determined and will depend on a number of factors, including the filing by the Partnership of a proxy statement relating to the special meeting, and the expiration of the SEC’s review period, or if the SEC should comment on any portion of the proxy statement, the resolution of any such comments. In accordance with its discussions with the SEC, the Partnership will not be in a position to file the proxy statement for this special meeting until, in addition to the filing of this Report, its Annual Report on Form 10-K relating to its 2005 fiscal year has been filed..

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

