Form 10-K
period 2005-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2006-10-10
CIK 732247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

For annual and transition reports pursuant to Sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II

(Exact name of registrant as specified in its charter)

Georgia	58-1542125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1175 Peachtree Street, Suite 1230, Atlanta, Georgia 30361

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:	404-873-1919
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes |_|     No |X|

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes |_|     No |X|

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

Based on a Unit ownership register dated September 14, 2006, of the registrant’s 15,000 Limited Partnership Units, 13,195 are held by non-affiliates. The aggregate market value of Units held by non-affiliates is not determinable with certainty as there is no public trading market for the Units and transfers of Units are subject to certain restrictions. However, based on the $600 offer price for the Units reflected in the Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on July 20, 2006 (the “Mackenzie 2006 Offer”) by MPF-NY 2006, LLC; Steven Gold; MPF Flagship Fund 10, LLC; MPF DeWaay Premier Fund 2, LLC; MacKenzie Patterson Special Fund 6, LLC; MacKenzie Patterson Special Fund 6-A, LLC; SCM Special Fund, LLC; Moraga Gold, LLC; MPF Blue Ridge Fund I, LLC; MPF Blue Ridge Fund II, LLC; MPF Senior Note Program I, LP; MP Value Fund 6, LLC; MPF Special Fund 8, LLC; MPF DeWaay Fund 4, LLC; MPF DeWaay Premier Fund 3, LLC; MPF Income Fund 22, LLC; MPF Income Fund 23, LLC; MPF DeWaay Fund 5, LLC; MPF Flagship Fund 11, LLC; and MacKenzie Patterson Fuller, LP (the “Mackenzie Purchasers”), we calculate the aggregate market value of Units held by non-affiliates to be approximately $7,917,000.

Documents Incorporated by Reference:	None

Consolidated Resources Health Care Fund II

Annual Report on Form 10-K for the Year Ended December 31, 2005

PART I

ITEM 1.	BUSINESS

Consolidated Resources Health Care Fund II (the “Partnership”) was organized on October 31, 1983, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act. As of December 31, 2005, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II which serves as managing general partner (“WSC-II” or the “Managing General Partner”).

On December 7, 1983, the Partnership offered for sale 15,000 of its Units of Limited Partnership Interest (the “Units”). The Units represent equity interests in the Partnership and entitle the holders thereof (the “Limited Partners”) to participate in certain allocations and distributions of the Partnership. There is no public market for the Units and the Partnership does not currently expect that any market will develop. There are restrictions upon the transferability of the Units, including the requirement that the General Partners consent to any transferee becoming a substituted limited partner (which consent may be granted or withheld in the sole discretion of the General Partners). In addition, restrictions on transfer may be imposed under state securities laws and federal tax laws.

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

As of December 31, 2005, the Partnership and its subsidiaries employed 201 employees, including administrative, nursing, dietary, social services and maintenance personnel.

All patient and resident revenue derived by the Retirement Facility is received from private sources. The Nursing Facility, however, receives patient revenue from both the public and private sector. The following table sets forth information regarding the average daily census and sources of patient and resident revenues for the last two years at the Partnership’s Nursing Facility:

	Average Daily Census for Year Ended December 31, 2005		Revenues for Year Ended December 31, 2005	Percentages of Total Revenues
	Number of Patients/Residents	Percent of Total Patients/Residents
Medicaid	39.46	42%	$2,253,747	28%
Private Pay	20.95	22%	1,588,428	19%
Medicare	22.60	24%	3,477,396	42%
HMO/Other[1]	11.88	12%	893,289	11%
Total	94.89	100.0%	$8,212,860	100.0%

	Average Daily Census for Year Ended December 31, 2004		Revenues for Year Ended December 31, 2004	Percentages of Total Revenues
	Number of Patients/Residents	Percent of Total Patients/Residents
Medicaid	46.56	54%	$2,611,298	37%
Private Pay	18.14	21%	1,324,309	19%
Medicare	18.89	22%	2,529,867	35%
HMO/Other[1]	3.32	3%	673,778	9%
Total	86.91	100.0%	$7,139,252	100.0%

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

Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point. On the other hand, a high Medicare census can significantly reduce the break-even point due to a higher reimbursement rate. The overall occupancy rate for the Nursing Facility in 2005 was 95%, compared with 87% for 2004. The 2005 break-even occupancy figure for the Nursing Facility after depreciation and amortization is estimated to be approximately 75%. Thus, the Nursing Facility exceeded its estimated break-even occupancy level for 2005.

The Retirement Facility is much like an apartment complex with additional services provided to attract the elderly including limited transportation, housekeeping and food services. During 2005, the Retirement Facility had an occupancy rate of 98%, compared with 86% for 2004. The 2005 break-even occupancy figure for the Retirement Facility after depreciation and amortization is estimated to be approximately 80%. Therefore, the Retirement Facility exceeded its estimated break-even occupancy level for 2005.

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

The Medicare Modernization Act suspended application of the $1,500 payment caps (therapy caps) on Medicare Part B rehabilitation through December 31, 2005. The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies. The suspension did not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003. Despite a widespread bipartisan effort to have the therapy caps legislation repealed or additional moratoriums put in place, on January 1, 2006 a cap of $1,740 (adjusted for inflation) went into effect for these health care services. In response to lobbying efforts, however, Congress included a provision in the Deficit Reduction Act of 2005 to provide beneficiaries with a clinically based exceptions process to the financial limitation on rehabilitation services under Medicare. The exceptions process currently applies to the 2006 fiscal year only.

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

In 2000 and 2002, CMS issued reports on its study linking nursing staffing levels with quality of care, and CMS is assessing the impact that minimum staffing requirements would have on facility costs and operations. In a report presented to Congress in 2002, the Department of Health and Human Services found that 90% of nursing homes lack the nurse and nurse aide staffing necessary to provide adequate care to residents. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staff at this time, but CMS is now publishing the nurse staffing level at each nursing home on its internet site to increase market pressures on nursing home operators. Based on the latest information published by CMS as of the date of this Report, our Nursing Facility had 1.53 licensed nursing staff hours per resident per day (“NSH/Resident/Day”), slightly higher than the 1.50 NSH/Resident/Day average for the State of Ohio and slightly higher than the 1.20 NSH/Resident/Day average nationally.

Laws Affecting Billing and Business Practices

We are also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

•

the “anti–kickback” provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Penalties may include imprisonment, fines, exclusion from participation in the Medicare and Medicaid programs and loss of license; and

•

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

There have also been a number of recent federal and state legislative and regulatory initiatives concerning reimbursement under the Medicare and Medicaid programs. During the past few years, the Department of Health and Human Services, or DHHS, has issued a series of voluntary compliance guidelines. These compliance guidelines provide guidance on acceptable practices. Skilled nursing facility services and durable medical equipment, prosthetics, orthotics, supplies, and supplier performance practices have been among the services addressed in these publications. DHHS also issues fraud alerts and advisory opinions. For example, directives concerning double billing, home health services, the provision of medical supplies to nursing facilities, and contractual joint venture relationships have been released. It is anticipated that areas addressed by these advisories may come under closer scrutiny by the government. While we have reviewed government guidance, we cannot predict accurately the impact of any such initiatives.

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

Limited Partner Special Meeting Request

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

To date, the Managing General Partner is unaware of any proposals to purchase the Company’s assets. Consequently, if the Proposal Statement is, in fact, approved by the Limited Partners at the requested special meeting, appropriate steps to market the Company’s assets would be undertaken by the Managing General Partner subsequent to such meeting. The Managing General Partner intends to fulfill its obligations under the Partnership Agreement relating to the requested special meeting, subject only to compliance with the proxy solicitation rules of the SEC. The date of any such special meeting has not yet been determined and will depend on a number of factors, including the filing by the Partnership of a proxy statement relating to the special meeting which includes the Proposal Statement for consideration by the Limited Partners, and the expiration of the SEC’s review period, or if the SEC should comment on any portion of the proxy statement, the resolution of any such comments. In accordance with its discussions with the SEC, the Partnership will not be in a position to file the proxy statement for this special meeting until after the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 has been filed. In addition, the SEC may also require that the Partnership file all Form 10-Qs currently due for the 2006 fiscal year as a condition to permitting the proxy statement to be delivered to our Limited Partners in connection with this meeting.

As disclosed in the Mackenzie 2006 Offer, the Managing General Partner was contacted by a representative for the Mackenzie Purchasers regarding the appropriate distribution of proceeds among the partners upon a sale or refinancing transaction. The Managing General Partner is aware of a discrepancy among the provisions relating to such distributions in the form of partnership agreement filed with the initial prospectus and the executed document maintained in the Partnership’s records. The Managing General Partner has had discussions with the Mackenzie Purchasers regarding resolution of this discrepancy and currently intends to include a separate proposal for approval by the Limited Partners at the special meeting to resolve these discrepancies.

ITEM 1A.	RISK FACTORS

Our business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations. When we use terms such as “we,” “our”, and “us,” we are referring to Consolidated Resources Health Care Fund II, and its subsidiaries Mayfair Village, Ltd. and Mayfair Nursing Care Center, Ltd. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common shares could decline. Investors should consider the following risks and the information contained under the heading “Cautionary Notice Regarding Forward Looking Statements” before deciding to invest in our securities.

The nature of our business exposes us to litigation risks. As a result, our insurance costs may increase.

In several well publicized instances, private litigation by residents of senior living communities for alleged abuses has resulted in large damage awards against other operating companies. Today, some lawyers and law firms specialize in bringing litigation against senior living companies. Medical liability insurance reform has become a topic of political debate and some states have enacted legislation to limit future liability awards. However, unless such reforms are generally adopted, we expect our insurance costs may increase. Increasing liability insurance costs may materially negatively affect our results of operations.

Our business is subject to extensive regulation which increases our costs and may result in losses.

Licensing and Medicare and Medicaid laws require operators of senior living facilities to comply with extensive standards governing operations. There are also various laws prohibiting fraud by senior living operators, including criminal laws that prohibit false claims for Medicare and Medicaid and that regulate patient referrals. In recent years, the federal and state governments have devoted increased resources to monitoring the quality of care at senior living communities and to anti-fraud investigations. When quality of care deficiencies are identified or improper billing is uncovered, various sanctions may be imposed, including denial of new admissions, exclusion from Medicare or Medicaid program participation, monetary penalties, governmental oversight or loss of licensure. As a result of this extensive regulatory system and increasing enforcement initiatives, we have increased our costs of monitoring quality of care compliance and billing procedures, and we expect these costs may continue to increase. Also, if we become subject to regulatory sanctions, our business may be adversely affected and we might experience financial losses.

We depend upon reimbursement for our services by third-party payors, and changes in their reimbursement levels could adversely affect our revenues, results of operations and financial position.

Approximately 55% of our revenues are derived from governmental third-party payors with the remainder being derived from commercial insurers, managed care plans, the Department of Veteran Affairs and private individuals. There are ongoing pressures from many payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services. Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially change the amount of payments to us for our services.

                 In addition, some of our operations, especially our Nursing Facility, receive significant revenues from the Medicare and Medicaid programs. During the year ended December 31, 2005, approximately 70% of our net revenues from residents were received from these programs. The federal government and some states are now experiencing fiscal deficits. Historically, when governmental deficits have increased, cut backs in Medicare and Medicaid funding have often followed. These cut backs sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our future cost increases. Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs could result in our experiencing lower earnings or losses. See “Business – Governmental Regulation and Reimbursement”.

A significant increase in our labor costs may have a material adverse effect on us.

We compete with other operators of senior living communities with respect to attracting and retaining qualified personnel responsible for the day to day operations of each of our facilities. A shortage of nurses or other trained personnel may require us to increase the wages and benefits offered to our employees in order to attract and retain these personnel or to hire more expensive temporary personnel. Also, we have to compete for lesser skilled workers with numerous other employers. A tightening job market often results in increased wage pressures. Although we have not yet experienced any recent significant wage pressures, such wage pressures may occur in the near future. Employee benefits costs, including employee health insurance and workers compensation insurance costs, have increased in recent years. Increasing employee health and workers compensation insurance costs may materially negatively affect our earnings. No assurance can be given that our labor costs will not increase or that any increase will be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.

Our business may require regular capital expenditures.

Physical characteristics of senior living facilities are mandated by various governmental authorities. Changes in these regulations may require us to make significant expenditures. In the future, our facilities may require significant expenditures to address ongoing required maintenance and to make them attractive to residents. Our available financial resources may be insufficient to fund these expenditures.

Our business is highly competitive and we may be unable to operate profitably.

We compete with numerous other companies that provide senior living services, including home healthcare companies and other real estate based service providers. Historically, nursing homes have been somewhat protected from competition by state laws requiring certificates of need to develop new communities; however, these barriers have been eliminated in many states. Also, there are few barriers to competition for home healthcare or for independent and assisted living services. Growth in the availability of nursing home alternatives, including assisted living communities, has had and may in the future have the effect of reducing the occupancy or profitability at nursing homes, including those we operate. Many of our existing competitors are larger and have greater financial resources than us. Accordingly, we cannot provide any assurances that we will be able to attract a sufficient number of residents to our facilities or that we will be able to attract employees and keep wages and other employee benefits, insurance costs and other operating expenses at levels which will allow us to compete successfully or to operate profitably.

Failure to comply with existing environmental laws regarding the management of infectious medical waste could harm our business.

Environmental laws are amended from time to time and vary from state to state. Our facilities can generate infectious medical waste due to the illness or physical condition of our residents, including for example, blood soaked bandages, swabs, and other medical waste products and incontinence products of those residents diagnosed with an infectious disease. The management of infectious medical waste, including handling, storage, transportation, treatment and disposal, is subject to regulation under various laws, including federal and state environmental laws. These environmental laws prescribe a number of requirements, including record-keeping, notice and reporting obligations. Each of our facilities have an agreement with a waste management company for the proper disposal of all infectious medical waste. Any finding that we are not in compliance with these environmental laws could adversely affect our business operations.

We face periodic reviews, audits and investigations under our contracts with federal and state government agencies, and these audits could have adverse findings that may negatively impact our business.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Private pay sources also reserve the right to conduct audits. An adverse review, audit or investigation could result in:

•	required refunding of amounts we have been paid pursuant to the Medicare or Medicaid programs or from private payors;
•	state or federal agencies imposing fines, penalties and other sanctions on us;
•	loss of our right to participate in the Medicare or Medicaid programs or one or more private payor networks; or
•	damages to our reputation in various markets.

Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and, in particular, skilled nursing facilities. The focus of these investigations includes:

•	cost reporting and billing practices;
•	quality of care;
•	financial relationships with referral sources; and
•	medical necessity of services provided.

We also are subject to potential lawsuits under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits can involve significant monetary and award bounties to private plaintiffs who successfully bring these suits.

We are required to comply with laws governing the transmission and privacy of health information.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires us to comply with standards relating to the privacy of protected health information, the exchange of health information within our company and with third parties and protect the confidentiality and security of electronic protected health information. The privacy standards became effective in April 2003, standards for electronic data transactions and code sets became effective in October 2003, and security of health information became effective in April 21, 2005. Our ability to comply with the transaction and security standards is, in part, dependent upon third parties, including the fiscal intermediaries and state program payors also complying with HIPAA. We do not believe our on-going implementation to comply with the HIPAA standards will have a material impact on us. Should it be determined that we have not complied with the new standards, we could be subject to civil sanctions.

If we do not achieve and maintain competitive quality of care ratings from CMS in our skilled nursing facilities our business may be negatively affected.

CMS provides comparative data available to the public on its website rating every nursing facility operating in each state based upon nine quality-of-care indicators. These quality-of-care indicators include such measures as percentages of patients with infections, bedsores and unplanned weight loss. We currently monitor the comparative data posted on the website to respond to potential consumers should questions arise. If we are unable to achieve quality of care ratings that are comparable or superior to those of our competitors, our ability to attract and retain patients could be affected and, as a result, our occupancy levels could decline.

Our revenues are sensitive to occupancy levels and changes in the resident mix.

With respect to our Nursing Facility, changes in the case mix of residents, the mix of residents by payor type and payment methodologies may significantly affect our profitability. The sources and amounts of our nursing facility resident revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of our Nursing Facility, average length of stay of our residents, the mix of residents by payor type (for example, Medicare versus Medicaid or private), and, within the Medicare and certain Medicaid programs, the distribution of residents assessed within the RUGs. Changes that increase the percentage of Medicaid residents within our facilities can have a material adverse effect on our financial operations.

With respect to our Retirement Facility, changes in the percentage of private residents, the level of care services, and, where applicable, Medicaid rates, may significantly affect our profitability. The sources and amounts of our Retirement Facility resident revenues will be determined by a number of factors, including licensed unit capacity and occupancy rates at our Retirement Facility, average length of stay of our residents, the mix of private versus Medicaid funded residents, and the level of care services required for our residents. Where residents pay privately, the income and assets of our residents and their family members can impact our private pay revenues. Economic downturns or changes in demographics could adversely affect the ability of seniors to afford our daily resident fees. If we are unable to attract seniors with sufficient income, assets or other resources, our resident revenues and results of operations may decline. An increase in the percentage of Medicaid residents within our facilities could have a material adverse effect on our financial operations.

If we fail to cultivate new or maintain existing relationships with the physicians in the community in which we operate, our patient base in our facilities may decrease.

Our success depends in part upon the admissions and referral practices of the physicians in the community in which we operate and our ability to cultivate and maintain relationships with these physicians. Physicians referring patients to our facilities are not our employees and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our patient population may decline.

Our facilities are located in areas that may be subject to flooding or susceptible to tornadoes.

Though we retain property and business interruption insurance, our facilities are not fully insured for flood damage and we may not fully recover all losses sustained in the case of flooding, tornadoes or other incidents.

We are required to comply with the Sarbanes Oxley Act of 2002, Section 404, or SOX, that involves an in-depth evaluation of our internal controls and compliance with the reporting requirements.

As a non-accelerated filer, we are mandated to be compliant by December 31, 2007. To comply with Section 404, we are required to conduct a thorough assessment of the effectiveness of our internal control structure and procedures for financial reporting to ascertain whether those controls are sufficient to prevent a material misstatement of our financial statements. The requirements of SOX are extensive and will involve considerable internal resources and the use of external consultants. At the date of this Annual Report on Form 10-K, we have not taken any steps with respect to the SOX assessment and there can be no assurance that we will not uncover internal control material weaknesses that will require disclosure in our SEC filings, nor additional resources to rectify the deficiencies identified. The existence of one or more material weaknesses, management’s conclusion that its internal controls over financial reporting are not effective, or the inability of our auditors to express an opinion or attest that our management’s report is fairly stated, could result in a loss of investor confidence in our financial reports and/or subject us to sanctions or investigations by regulatory authorities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.	PROPERTIES

The following table sets forth the properties of the Partnership at December 31, 2005. The buildings and the land on which they are located are beneficially owned by the Partnership in fee, subject in each case to a first deed of trust as set forth more fully in Note 2 to the consolidated financial statements included herein.

Properties (dollars in 000’s)
Property	Secured Debt	Acquisition Cost	Net Book Value(1)	Occupancy Rate in 2005	Date Acquired

Mayfair Nursing Care Center Columbus, OH	$1,255	$4,774	$ 410	95%	February 1985
Mayfair Village Retirement Center Columbus, OH	$2,179	$4,824	$ 724	98%	February 1985

Total	$3,434	$9,598	$1,134

(1)

A provision was made prior to 1991 to write down each facility to its estimated net realizable value or estimated fair value at the time of the write-down as determined by WelCare Consolidated Resources Corporation of America, the corporate general partner at the time of this write-down. These values reflect this write-down.

ITEM 3.	LEGAL PROCEEDINGS

The Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership as of December 31, 2005 or as of the date of this report. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S UNITS OF LIMITED PARTNERSHIP, SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(A)	No market for Limited Partnership Units exists nor is one expected to develop.
(B)	Title of Class	Number of Record Unit Holders
Limited Partner Units	622 as of September 14, 2006
(C)

No cash was distributed to the Limited Partners during 2005. Cumulative distributions paid to the Limited Partners as of December 31, 2005 were $3,538,203. No distributions have been made to the General Partners. Future distributions are dependent on the Partnership’s ability to meet its ongoing obligations. See Liquidity and Capital Resources section of Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of distributions.

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

	Year Ended December 31
	2001	2002	2003	2004	2005
	(Amounts in thousands, except per Unit amounts)
Statement of Operations Data:

Operating revenue	$ 8,146	$ 8,437	$ 8,152	$ 8,731	$ 10,493
Interest income	39	29	28	14	41
Total revenue	8,185	8,466	8,180	8,745	10,534
Operating expense	5,844	6,666	6,611	6,907	7,982
Other expense	1,566	1,666	1,519	1,486	1,841

Net income	775	134	50	352	711
Net income allocable to Limited Partners	744	129	48	338	682
Weighted average Limited Partnership Units Outstanding	15	15	15	15	15
Basic and diluted net income per weighted average Limited Partnership Unit	$ 49.61	$ 8.61	$ 3.22	$ 22.53	$ 45.49
Cash distributions paid per Limited Partnership Unit	0	0	0	0	0

Balance Sheet Data:
Property and equipment, net	$ 2,625	$ 2,276	$ 1,861	$ 1,545	$ 1,133
Total assets	5,249	5,376	5,277	5,731	6,394
Long-term debt, less current maturities	3,767	3,661	3,547	3,428	3,303
Partners’ equity	538	672	723	1,075	1,786

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

Revenues:

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Operating revenues increased $1,763 thousand (20.2%) in 2005 as compared to 2004. The increase was primarily attributable to a $325 thousand (16.6%) increase in revenues realized by the Retirement Facility and a $1,438 thousand (21.2%) increase in revenues realized by the Nursing Facility. The increased revenues at the Retirement Facility are primarily due to an increase in census and a rate increase effective during January 2005. The increased revenues at the Nursing Facility are primarily attributable to increased bed days and improved patient mix.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

Operating revenues increased $579 thousand (7.1%) in 2004 as compared to 2003. The increase was primarily attributable to a $225 thousand (13.0%) increase in revenues realized by the Retirement Facility and a $340 thousand (5.3%) increase in revenues realized by the Nursing Facility. The increased revenues at the Retirement Facility are primarily due to an increase in census and a rate increase effective during January 2004. The increased revenues at the Nursing Facility are primarily attributable to increased bed days and improved patient mix.

Expenses:

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Operating costs and expenses increased by $1,430 thousand (17.0%) in 2005 as compared to 2004 primarily as a result of higher occupancy rates at both facilities as partially offset by reductions due to detailed attention to variable cost controls. The Nursing Facility experienced a $1,100 thousand (17.6%) increase in expenses. The increase experienced by the Nursing Facility is primarily attributable to a 16.3% increase in utilities, an 11.3% increase in taxes and insurance and a 22.7% increase in elderly and congregate care expenses. Operating expenses at the Partnership level increased by $242 thousand, in large part due to increases in partnership administration costs (primarily increased auditing and legal fees) of 333.1%.

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

Net Income:

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

For the fiscal year ended December 31, 2005, the Partnership had a net income increase of $359 thousand (101.9%) over 2004. This increase was primarily attributable to increased revenues at the facilities during 2005, as partially offset by the overall increase in expenses for the Nursing Facility and at the Partnership level during 2005 as discussed above.

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

Liquidity and Capital Resources

At December 31, 2005, the Partnership held cash and cash equivalents of $3.4 million, an increase of $769 thousand (29.6%) from the amount held at December 31, 2004. The cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves. In addition, cash balances maintained at the two Partnership facilities must be maintained in accordance with operating reserves established by the U.S. Department of Housing and Urban Development (“HUD”). At December 31, 2005, the balance of HUD reserved cash at the facilities was $440 thousand, which is equal to the mortgage escrow and reserve for replacement accounts.

During fiscal 2005, operating cash flows provided by operations increased to $1.0 million compared to $497 thousand in fiscal 2004. This increase in cash flow was primarily attributed to the increase in net income experienced by the Partnership in 2005.

The Partnership believes that it will produce sufficient cash flow to meet the ongoing operations needs associated with the two facilities currently owned by it.

As of December 31, 2005, the Partnership was not obligated to perform any major capital expenditures. The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

No cash was distributed to the Partners during the year ended December 31, 2005. No funds have been distributed to the Partners since 1998. Cumulative distributions paid to the Limited Partners as of December 31, 2005 were $3.54 million. In light of the Special Meeting Notice received from the Prizm Group, the Managing General Partner does not intend to make any distributions unless the special meeting requested is held and the Limited Partners take action on the matters set forth in the Proposal Statement. See Business – Limited Partner Special Meeting Request. However, the Partnership’s ability to make distributions may be limited by HUD’s requirements for surplus cash at both the Nursing Facility and Retirement Facility level.

During the four year period 2002 – 2005, the Partnership experienced continually increasing working capital. During this four year period, the Partnership’s working capital grew by $2.5 million (or 240.2%) to $3.6 million.

During the four year period 2002 – 2005, the Partnership consistently generated cash from operations. Over this four year period, the Partnership generated $2.7 million in cash from operations, which resulted in the increase in working capital noted above after funding capital improvements and mortgage payments.

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

Contractual Obligations

The following table discloses aggregate information, as of December 31, 2005, about our contractual obligations and the periods in which payments are due:

		Payments Due By Period (in thousands)
	Total Payments Due	2006	2007	2008	2009	2010	Thereafter
Long-Term Debt	$3,435	$132	$142	$153	$165	$178	$2,665
Total Contractual Cash Obligations	$3,435	$132	$142	$153	$165	$178	$2,665

The subsidiaries of the Partnership are obligated to pay management fees to a related party in an amount equal to 5% of operating revenues. Fees totaling $522 thousand were paid to the management company for the 2005 fiscal year. In addition, the Managing General Partner provides oversight management services for the subsidiaries and receives an oversight management fee of 1% of operating revenues. Oversight fees totaling $103 thousand were paid to the Managing General Partner for the 2005 fiscal year. The management agreements for the Partnership facilities have expired but are continuing on a month-to-month basis.

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

Quarterly Results of Operations

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning January 1, 2004 and ending December 31, 2005. Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

(Unaudited – in thousands, except per share data)

		2004 Quarters					2005 Quarters
	First	Second	Third	Fourth	First	Second	Third	Fourth

Total revenue	$2,081	$2,166	$2,185	$2,313	$2,456	$2,516	$2,457	$3,105
Total expense	2,082	2,095	2,051	2,165	2,188	2,324	2,361	2,950
Net income (loss)	(1)	71	134	148	267	191	96	157
Net income (loss) allocable to Limited Partners	(1)	68	128	143	257	183	93	151
Weighted average Limited Partnership Units Outstanding	15	15	15	15	15	15	15	15
Basic and diluted net income (loss) per weighted average Limited Partnership Unit	(0.09)	4.55	8.54	9.53	17.12	12.22	6.17	9.98
Cash and cash equivalents	2,381	2,551	2,826	2,602	3,115	3,255	3,177	3,371
Accounts receivable	662	611	632	1,095	1,002	904	1,108	1,358
Total assets	5,375	5,307	5,518	5,731	6,136	6,081	6,086	6,394
Long-term obligations, net of current portion	3,519	3,491	3,462	3,428	3,398	3,368	3,337	3,303
Total long-term liabilities	3,576	3,558	3,551	3,636	3,580	3,501	3,385	3,408
Partners’ equity	722	792	926	1,075	1,342	1,533	1,630	1,786

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2005, the Partnership dismissed BDO Seidman, LLP (“BDO”) as the Partnership’s independent registered public accounting firm. This dismissal, which was immediately effective, was approved by the Managing General Partner. The Partnership has been delinquent in the filing of its periodic reports with the SEC since 2002. The reports of BDO on the financial statements of the Partnership for the years ended December 31, 2000 and 2001, which are the most current Annual Reports on Form 10-K filed by the Partnership with the Securities and Exchange Commission containing the report of BDO, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2003 and 2004, there have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in its reports on the financial statements of the Partnership for such years. In 2004, BDO notified the Managing General Partner that the Partnership should consider hiring additional personnel or engage a consultant to assist in preparing the Partnership’s financial statements and related footnotes in accordance with Regulation S-X of the Securities and Exchange Commission. In response to such suggestion, the Partnership has since engaged a consultant for this purpose. Other than the foregoing, during the years ended December 31, 2004 and 2005 and as of the filing of this Report, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On July 28, 2005, the Partnership engaged Porter Keadle Moore, LLP (“PKM”) as its new independent registered public accounting firm to audit the Partnership’s financial statements for the years ending December 31, 2002, 2003 and 2004 and to review the financial statements to be included in the Partnership’s quarterly reports on Form 10-Q. PKM has also been engaged to audit the Partnership’s statements for the years ending December 31, 2005. The decision to engage PKM was approved by the Managing General Partner. Prior to the engagement of PKM, neither the Partnership nor anyone on behalf of the Partnership consulted with PKM during the Partnership’s two most recent fiscal years, in any manner regarding either: (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (B) any matter that was the subject of either a disagreement or a reportable event (as defined in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K).

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

Our Disclosure Controls and Procedures – Fiscal 2005

Because of the Partnership’s reliance on Life Care for financial information, the Managing General Partner relies on Life Care to design adequate internal controls with respect to the processes established to provide this data and information to the Partnership. In May of 2006, in the course of preparing the reports the Partnership is required to file with the Department of Housing and Urban Development each year, it became apparent that certain cash reconciliations were not performed by Life Care in a timely and correct manner. To address these issues, the Managing General Partner conducted a lengthy inquiry into the causes of the cash reconciliation issues. Among other things, its representatives had numerous discussions with Life Care’s accounting staff. Life Care ultimately came to the conclusion that one senior individual in the accounting department who had been given overall responsibility for the financial reporting did not prove to have the competencies necessary to adequately perform the roles expected of a senior financial officer at Life Care. Consequently, Life Care effected a staffing change and replaced that individual with a senior-level officer who had the required expertise. The failure to properly perform these cash reconciliations was determined to be a material weakness in the Partnership’s internal controls. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The Partnership does not have officers or directors and, consequently, has not adopted a code of ethics. At December 31, 2005, the General Partners of the Partnership were Consolidated Associates II and WelCare Service Corporation-II as Managing General Partner of the Partnership. The executive officer and sole director of WSC-II who controls the affairs of the Partnership, is as follows:

Name and Position	Age at 12/31/05	Principal Occupations and Other Directorships During the Past 5 Years

John F. McMullan, President, Secretary and Sole Director	69

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

The Partnership has no directors or officers and the General Partners do not own any Limited Partnership Units. To the best knowledge of the Partnership, as of the date of this report (based on a Unit ownership register dated September 14, 2006 and the public filings referenced below), no person beneficially owned more than 5.0% of the outstanding Units of limited partnership interest except as follows:

(i) a group comprised of MPF-NY 2006, LLC; Steven Gold; MPF Flagship Fund 10, LLC; MPF DeWaay Premier Fund 2, LLC; MacKenzie Patterson Special Fund 6, LLC; MacKenzie Patterson Special Fund 6-A, LLC; SCM Special Fund, LLC; Moraga Gold, LLC; MPF Blue Ridge Fund I, LLC; MPF Blue Ridge Fund II, LLC; MPF Senior Note Program I, LP; MP Value Fund 6, LLC; MPF Special Fund 8, LLC; MPF DeWaay Fund 4, LLC; MPF DeWaay Premier Fund 3, LLC; MPF Income Fund 22, LLC; MPF Income Fund 23, LLC; MPF DeWaay Fund 5, LLC; MPF Flagship Fund 11, LLC; and MacKenzie Patterson Fuller, LP, whose address is c/o MacKenzie Patterson Fuller, Inc.,1640 School Street, Moraga, California 94556, disclosed in an Amendment to its Schedule TO filed on July 20, 2006 that it owned approximately 22.6% of the total outstanding Units;

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

Management Fees and Expenses Paid Life Care (and/or its affiliate) received an aggregate of $522,498 and $435,542 in management fees for the fiscal years ending December 31, 2005 and 2004. WSC (and/or its affiliate) received an aggregate of $103,425 and $86,453 in oversight fees for the fiscal years ending December 31, 2005 and 2004, respectively. During 2005 and 2004, WSC (and/or its affiliate) was reimbursed $310,397 and $71,668, respectively, for costs incurred in connection with the administration of Partnership activities. These expenses are included in Partnership administration costs in the accompanying consolidated statement of operations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

As disclosed in Item 9 above, the Company terminated the services of its former outside accountant, BDO Seidman, LLP (“BDO”) effective July 28, 2005 and engaged Porter Keadle Moore, LLP (“PKM”) as its new independent registered public accounting firm. With respect to its 2005 and 2004 fiscal years, the Company paid its outside accountants fees as follows:

BDO Seidman, LLP

Audit Fees. BDO did not perform any services related to the audit of the Partnership’s annual financial statements for the fiscal years ended December 31, 2005 or 2004. In 2004, however, BDO billed $25,210.00 for services relating to the preliminary audit of the December 31, 2002 annual financial statements and review of the quarterly financial statements included in the Partnership’s Form 10-Qs for the three quarterly periods in fiscal year 2002 (all of which reports were filed in 2004).

Audit-Related Fees. The aggregate fees billed by BDO in 2005 and 2004 for assurance and related services that were reasonably related to the audits and reviews described in the preceding paragraph were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by BDO in 2005 and 2004 for tax compliance, tax advice and tax planning services were $0 and $11,944.26, respectively.

All Other Fees. The aggregate fees billed by BDO in 2005 and 2004 for services rendered to the Partnership, other than the services described above were $0 and $35,298.00, respectively. These services related primarily to the filing of HUD Reports including audits of the financial statements of the Partnership’s subsidiaries for inclusion therein on behalf of the Nursing Facility and Retirement Facility for the 2004 fiscal year.

Porter Keadle Moore LLP

Audit Fees. The aggregate fees billed by PKM for professional services rendered for the audit of the Partnership’s annual financial statements for the fiscal year ended December 31, 2005 which are included in this Report and review of Quarterly Reports on Form 10-Q for the 2005 fiscal year which have recently been filed was $125,181. The aggregate fees billed by PKM for professional services rendered for the audit of the Partnership’s annual financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 was $97,524.

Audit-Related Fees. The aggregate fees billed by PKM for assurance and related services that were reasonably related to the audit of the Partnership’s annual financial statements for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

Tax Fees. The aggregate fees billed by PKM in 2005 and 2004 for tax compliance, tax advice and tax planning services were $13,050 and $0, respectively.

All Other Fees. The aggregate fees billed by PKM in 2005 and 2004 for services rendered to the Partnership, other than the services described above were $0 and $0, respectively.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - as of December 31, 2005 and 2004

Consolidated Statements of Income - for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Partners’ Equity - for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is included in this report:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

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

CONSOLIDATED RESOURCES HEALTH CARE FUND II (Registrant)
By: WELCARE SERVICE CORPORATION-II Managing General Partner
Date: October 6, 2006	By: /s/ John F. McMullan John F. McMullan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:

Date: October 6, 2006	By: /s/ John F. McMullan John F. McMullan Director and Principal Executive Officer of the Managing General Partner
Date: October 6, 2006	By: /s/ John F. McMullan John F. McMullan Chief Financial Officer of the Managing General Partner

Porter Keadle Moore, LLP

Report of Independent Registered Public Accounting Firm

To the Partners
Consolidated Resources Health Care Fund II and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (the “Partnership”) as of December 31, 2005 and 2004 and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the accompanying financial statement schedule, Schedule II – Valuation and Qualifying Accounts, of the Partnership. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Resources Health Care Fund II and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia

October 6, 2006

Certified Public Accountants

Suite 1800 • 235 Peachtree Street NE • Atlanta, Georgia 30303 • Phone 404-588-4200 • Fax 404 588-4222 • www.pkm.com

Consolidated Resources Health Care Fund II and Subsidiaries

Consolidated Balance Sheets

December 31,	2005	2004

Assets

Current assets
Cash and cash equivalents (Note 5)	$ 3,370,837	$ 2,601,918
Accounts receivable, net of allowance for
doubtful accounts of $92,588 and $41,654,
respectively (Note 4)	1,358,073	1,094,888
Prepaid expenses and other	47,251	12,691

Total current assets	4,776,161	3,709,497

Property and equipment (Note 2)
Land	189,833	174,133
Buildings and improvements	7,256,598	7,250,342
Equipment and furnishings	1,131,723	1,074,495

	8,578,154	8,498,970

Less: accumulated depreciation	(7,444,737)	(6,953,752)

Net property and equipment	1,133,417	1,545,218

Other assets
Restricted escrows and other deposits (Note 2)	439,709	463,596
Deferred loan costs, net of accumulated
amortization of $21,608 and $20,570,
respectively	11,498	12,536
Other	33,000	-

Total other assets	484,207	476,132

	$ 6,393,785	$ 5,730,847

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Resources Health Care Fund II and Subsidiaries

Consolidated Balance Sheets

December 31,	2005	2004

Liabilities and Partners' Equity (Deficit)

Current liabilities
Current maturities of long-term debt obligations
(Note 2)	$ 131,751	$ 118,819
Accounts payable	234,787	140,936
Accrued expenses (Note 6)	674,977	526,144
Deposit liabilities	75,715	82,928
Deferred revenue	82,693	56,813
Due to related party (Note 1)	-	94,523

Total current liabilities	1,199,923	1,020,163

Long-term debt obligations, less current
maturities (Note 2)	3,302,841	3,428,188
Other liabilities	105,368	207,662

Total liabilities	4,608,132	4,656,013

Commitments and Contingencies (Notes 1, 4, 5 and 8)

Partners' equity (deficit) (Notes 2 and 3)
Limited partners	1,881,795	1,199,409
General partners	(96,142)	(124,575)

Total partners' equity	1,785,653	1,074,834

	$ 6,393,785	$ 5,730,847

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Resources Health Care Fund II and Subsidiaries

Consolidated Statements of Income

Years ended December 31,	2005	2004	2003

Revenue
Operating revenue (Note 4)	$ 10,493,395	$ 8,730,873	$ 8,152,251
Interest income	40,673	14,186	28,057

Total revenue	10,534,068	8,745,059	8,180,308

Operating costs and expenses
Operating expenses (Note 8)	7,982,429	6,906,816	6,611,008
Depreciation and amortization	492,024	484,174	492,337
Interest (Note 2)	266,069	269,765	278,941
Management and oversight fees (Note 1)	625,923	521,995	490,071
Real estate taxes	146,407	138,626	134,089
Partnership administration costs including
amounts paid to affiliates (Note 1)	310,397	71,668	123,478

Total operating costs and expenses	9,823,249	8,393,044	8,129,924

Net income	$ 710,819	$ 352,015	$ 50,384

Basic and diluted net income per limited
partnership unit	$ 45.49	$ 22.53	$ 3.22

Limited partnership units outstanding	15,000	15,000	15,000

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Resources Health Care Fund II and Subsidiaries

Consolidated Statements of Partners' Equity

Years Ended December 31, 2005, 2004 and 2003

	Limited	General	Total Partners' Equity

Partners' equity (deficit), at January 1, 2003	$ 813,106	$ (140,671)	$ 672,435

Net income	48,369	2,015	50,384

Partners' equity (deficit), at December 31, 2003	861,475	(138,656)	722,819

Net income	337,934	14,081	352,015

Partners' equity (deficit), at December 31, 2004	1,199,409	(124,575)	1,074,834

Net income	682,386	28,433	710,819

Partners' equity (deficit), at December 31, 2005	$ 1,881,795	$ (96,142)	$ 1,785,653

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Resources Health Care Fund II and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31,	2005	2004	2003

Cash flows from operating activities
Net income	$ 710,819	$ 352,015	$ 50,384

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	492,024	484,174	492,337
Bad debt expense	60,400	23,329	34,139
Changes in operating assets and liabilities:
Accounts receivable	(323,585)	(573,390)	(230,692)
Prepaid expenses and other	(67,560)	(3,754)	6,815
Accounts payable	93,851	(1,913)	(30,579)
Accrued liabilities and deposit liabilities	167,500	55,120	(50,770)
Other liabilities	(102,294)	161,740	45,922

Net cash provided by operating activities	1,031,155	497,321	317,556

Cash flows from investing activities
Payments for purchases of property and
equipment	(79,185)	(167,218)	(76,358)
Net change in restricted escrows and other
deposits	23,887	65,776	251

Net cash used in investing activities	(55,298)	(101,442)	(76,107)

Cash flows from financing activities
Principal payments on long-term debt
obligations	(112,415)	(114,161)	(105,937)
Net change in due to related party	(94,523)	943	(7,972)

Net cash used in financing activities	(206,938)	(113,218)	(113,909)

Net increase in cash and cash equivalents	768,919	282,661	127,540

Cash and cash equivalents, beginning of year	2,601,918	2,319,257	2,191,717

Cash and cash equivalents, end of year	$ 3,370,837	$ 2,601,918	$ 2,319,257

Supplemental Disclosure:
Cash paid during the year for interest	$ 253,348	$ 269,765	$ 278,941

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

The balance of these write-downs and the carrying values of the property and equipment were as follows as of December 31, 2005:

	Previously Recorded Write Down	Carrying Values

Mayfair Village Nursing Care Center	$ 1,441,848	$ 409,773
Mayfair Retirement Center	440,602	723,644

	$ 1,882,450	$ 1,133,417

Consolidated Resources Health Care Fund II and Subsidiaries

Summary of Significant Accounting Policies, continued

Depreciation and Amortization

Property and equipment are depreciated using the straight-line method over lives of 24 to 30 years for buildings and improvements and 5 to 10 years for equipment and furnishings. Depreciation expense for 2005, 2004, and 2003 was $490,986, $483,138 and $491,299, respectively. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

Deferred Loan Costs

Deferred loan costs are amortized over the terms of the respective loans using the straight-line method which approximates the effective interest method. Amortization of deferred loan costs is included in depreciation and amortization expense.

Operating Revenue, Accounts Receivable and Allowance for Doubtful Accounts

Operating revenue is recorded when services are rendered and includes amounts reimbursable by the Medicaid and Medicare programs. Revenues are recorded at the estimated net realizable amounts from patients, third-party payors, and others for services rendered including estimated retroactive adjustments under reimbursement agreements with Medicare and Medicaid. Retroactive adjustments are accrued in the period related services are rendered and adjusted in future periods as final settlements are determined. Accounts receivable is reported net of allowance for doubtful accounts. Additions to the allowance are based on ongoing evaluations of receivable balances.

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

Consolidated Resources Health Care Fund II and Subsidiaries

Notes to Consolidated Financial Statements

1.	Management Fees and Affiliate Transactions

A company that is related to the Partnership and to the entities who hold the minority interests in the Partnership’s subsidiaries manages the nursing home and retirement center for a fee of 5% of gross operating revenues. Fees totaling $522,498, $435,542 and $408,968 were paid to the management company for the years ended December 31, 2005, 2004, and 2003, respectively. In addition, an affiliate of the Managing General Partner was paid an oversight management fee of 1% of gross operating revenue totaling $103,425, $86,453 and $81,103 in 2005, 2004, and 2003, respectively.

During 2005, 2004 and 2003, the affiliate of the Managing General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities in the amounts of $310,397, $71,668 and $123,478, respectively. These expenses are included in Partnership administration costs on the accompanying Consolidated Statements of Income.

2.	Long-Term Debt Obligations

Long-term debt obligations consisted of:

	2005	2004	2003

Note bearing interest at 7.5% related to Mayfair Village Nursing Care Center, collateralized by a first trust deed on land, buildings and furnishings and insured by the U.S. Department of Housing and Urban Development; payable in monthly installments of principal and interest of $12,050, due January 1, 2020

	$ 1,255,303	$ 1,299,861	$ 1,345,112

Note bearing interest at 7.5% related to Mayfair Retirement Center, collateralized by a first trust deed on land, buildings and furnishings and insured by the U.S. Department of Housing and Urban Development; payable in monthly installments of principal and interest of $20,023, due March 1, 2021	2,179,289	2,247,146	2,316,056

	3,434,592	3,547,007	3,661,168
Less current maturities	(131,751)	(118,819)	(114,160)

	$ 3,302,841	$ 3,428,188	$ 3,547,008

Future maturities of long-term debt obligations at December 31, 2005 are as follows:

Amount
2006	$ 131,751
2007	141,980
2008	153,001
2009	164,878
2010	178,348
Thereafter	2,664,634

$ 3,434,592

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

No cash was distributed to Limited Partners during 2005, 2004 or 2003. Cumulative distributions paid to the Limited Partners as of December 31, 2005 are $3,538,203. No distributions have been made to the General Partners.

4.	Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and Medicare under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas. Medicaid and Medicare programs accounted for approximately 55%, 57% and 58% of operating revenue during 2005, 2004 and 2003, respectively.

Accounts receivable, recorded at net realizable value, including amounts due from both the Ohio Medicaid program and Medicare, are as follows:

December 31,	2005	2004	2003

Ohio Medicaid Program	$264,745	$227,064	$130,273
Medicare	$592,714	$680,987	$347,497

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

Concentrations of Credit Risk

At December 31, 2005 and 2004, the Partnership had cash on deposit at three banks which exceeded the Federal Deposit Insurance Corporation limits of $100,000 per financial institution. The total amount of these deposits was approximately $3,100,000 and $2,283,000 at December 31, 2005 and 2004, respectively.

6.	Accrued Expenses

Accrued expenses consisted of the following:

December 31,	2005	2004	2003

Accrued salaries and wages	$ 311,174	$ 234,194	$ 187,235
Accrued property taxes	166,310	129,367	123,578
Other	197,493	162,583	138,820

	$ 674,977	$ 526,144	$ 449,633

7.	Segment Information

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

Consolidated Resources Health Care Fund II and Subsidiaries

Notes to Consolidated Financial Statements, continued

Summary information by segment follows:

	Retirement	Nursing	Corporate and Eliminations	Total

2005
Revenues	$ 2,293,093	$ 8,563,439	$ (322,464)	$10,534,068
Operating income (loss)	319,927	849,412	(458,520)	710,819
Depreciation and amortization	251,036	240,988	-	492,024
Total segment assets	1,579,320	2,935,768	1,878,697	6,393,785
Capital expenditures	17,067	62,118	-	79,185

2004
Revenues	$ 1,960,871	$ 7,139,252	$ (355,064)	$ 8,745,059
Operating income (loss)	75,465	507,923	(231,373)	352,015
Depreciation and amortization	251,826	232,348	-	484,174
Total segment assets	1,626,656	2,925,010	1,179,181	5,730,847
Capital expenditures	44,323	122,895	-	167,218

2003
Revenues	$ 1,735,734	$ 6,812,490	$ (367,916)	$ 8,180,308
Operating income (loss)	(125,549)	455,396	(279,463)	50,384
Depreciation and amortization	252,927	239,410	-	492,337
Total segment assets	1,677,577	2,149,758	1,449,768	5,277,103
Capital expenditures	11,678	64,680	-	76,358

8.	Subsequent Event

On June 17, 2005, the Managing General Partner received a written notice (the “Special Meeting Notice”) from Kodiak Partners III, Prizm Investments and Baseline Investments (the “Prizm Group”) who collectively hold in excess of 10% of the Partnership’s Units. In the Special Meeting Notice, the Prizm Group indicated an intent to exercise their rights under the Partnership Agreement to call for a special meeting of the limited partners in order to approve a proposal by the Prizm Group that all of the Partnership’s assets be sold, that the Partnership be dissolved, and that the proceeds from a sale be distributed to the partners in connection with the dissolution. To date, the Managing General Partner is unaware of any proposals to purchase the Company’s assets. Consequently, if the Prizm Group’s proposal is, in fact, approved by the Limited Partners at the requested special meeting, appropriate steps to market the Company’s assets would be undertaken by the Managing General Partner subsequent to such meeting. The Managing General Partner intends to fulfill its obligations under the Partnership Agreement relating to the requested special meeting, subject only to compliance with the proxy solicitation rules of the SEC. The date of any such special meeting has not yet been determined and will depend on a number of factors, including the filing by the Partnership of a proxy statement relating to the special meeting which includes the Proposal Statement for consideration by the Limited Partners, and the expiration of the SEC’s review period, or if the SEC should comment on any portion of the proxy statement, the resolution of any such comments. In accordance with its discussions with the SEC, the Partnership will not be in a position to file the proxy statement for this special meeting until after the Partnership’s Form 10-K for the fiscal year ended December 31, 2005 has been filed. In addition, the SEC may also require that the Partnership file all Form 10-Qs currently due for the 2006 fiscal year as a condition to permitting the proxy statement to be delivered to Limited Partners in connection with this meeting.

Schedule II - Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004 and 2003

	Balance at	Additions charged to costs		Balance at end
	beginning of year	and expenses	Deductions (1)	of year

2005
Allowance for doubtful accounts	$ 41,654	$ 60,400	$ (9,466)	$ 92,588

2004
Allowance for doubtful accounts	$ 23,374	$ 23,329	$ (5,049)	$ 41,654

2003
Allowance for doubtful accounts	$ 7,554	$ 34,139	$ (18,319)	$ 23,374

(1) Represents direct write-offs of receivables.