Form 10-Q
period 2006-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2007-01-30
CIK 732247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________
COMMISSION FILE NUMBER 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1542125 (I.R.S. Employer Identification No.)

1175 Peachtree Street, Suite 1230, Atlanta, GA (Address of principal executive offices)	30361 (Zip Code)

(404) 873-1919

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ☒No

Part I - Financial Information

Consolidated Resources Health Care Fund II

Condensed Consolidated Balance Sheets

	March 31, 2006 Unaudited	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,579,666	$3,370,837
Accounts receivable, net of allowance for doubtful accounts of $94,013 and $92,588, respectively	1,197,548	1,358,073
Due from related party	70,788	-
Prepaid expenses and other	7,330	47,251
Total current assets	4,855,332	4,776,161

Property and equipment
Land	189,833	189,833
Buildings and improvements	7,290,767	7,256,598
Equipment and furnishings	1,161,605	1,131,723
	8,642,205	8,578,154
Accumulated depreciation and amortization	(7,563,849)	(7,444,737)
Net property and equipment	1,078,356	1,133,417

Other assets
Restricted escrows and other deposits	479,048	439,709
Deferred loan costs, net of accumulated amortization of $21,866 and $21,608, respectively	11,240	11,498
Other	-	33,000
Total other assets	490,288	484,207
	$6,423,976	$6,393,785

See accompanying notes to condensed consolidated financial statements.

	March 31, 2006 (Unaudited)	December 31, 2005
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$ 131,751	$ 131,751
Accounts payable	256,578	234,787
Accrued expenses	732,905	674,977
Deferred revenue	59,602	82,693
Deposit liabilities	66,722	75,715
Total current liabilities	1,247,558	1,199,923

Long-term debt, less current maturities	3,268,143	3,302,841
Other	53,800	105,368

Total liabilities	4,569,501	4,608,132

Partners’ equity (deficit):
Limited partners	1,947,864	1,881,795
General partners	(93,389)	(96,142)
Total partners’ equity	1,854,475	1,785,653
	$ 6,423,976	$ 6,393,785

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2006	2005
Revenue:
Operating revenues	$ 2,713,206	$ 2,449,932
Interest income	20,787	5,693
Total revenue	2,733,993	2,455,625

Expenses:
Operating expenses	2,107,277	1,758,385
Depreciation & amortization	119,070	120,457
Interest	65,869	66,821
Management and oversight fees	163,204	151,742
Real estate tax	43,197	36,378
Partnership administration costs	166,554	54,357
Total expenses	2,665,171	2,188,140

Net income	$ 68,822	$ 267,485

Net income per L.P. unit	$ 4.40	$ 17.12

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 68,822	$ 267,485
Depreciation and amortization	119,070	120,457
Changes in operating assets and liabilities:
Accounts receivable	160,525	93,229
Other current assets	72,921	(31,767)
Accounts payable	21,791	(1,848)
Accrued expenses and deposit liabilities	25,844	284,940
Other liabilities	(51,568)	(25,571)
Cash provided by operating activities	417,405	706,925

Cash Flows From Investing Activities:
Additions to property and equipment	(63,751)	(44,577)
Net change in restricted escrows	(39,339)	(29,571)
Cash used in investing activities	(103,090)	(74,148)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(34,698)	(29,861)
Change in amount due to/from related party	(70,788)	(89,752)
Cash used in financing activities	(105,486)	(119,613)

Net increase in cash and cash equivalents	208,829	513,164
Cash and cash equivalents, beginning of period	3,370,837	2,601,918
Cash and cash equivalents, end of period	$3,579,666	$3,115,082

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Notes To Condensed Consolidated Financial Statements

March 31, 2006

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the “Partnership”) for the interim periods. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II at 1175 Peachtree Street, Suite 1230, Atlanta, Georgia 30361.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership’s general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

	Three months ended March 31,
	2006	2005
Charged to operating expenses: Property management and oversight management fees	$136,252	$127,462
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$26,952	$78,637

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

At March 31, 2006, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II, as managing general partner (“WSC-II” or the “Managing General Partner”).

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

Results of Operations

Revenues:

Operating revenues increased by $263.3 thousand (10.7%) for the quarter ended March 31, 2006 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy, rate increases and a positive Medicare rate and mix variance at the nursing facility and periodic rate increases at the retirement facility, as offset by a decline in occupancy at the retirement facility. At March 31, 2006, the occupancy rate at the nursing facility was 96.5% compared to 95.7% for the same period of 2005, and the occupancy rate of the retirement facility was 93.6% compared to 98.1% for the same period of 2005.

Expenses:

Total expenses increased by $477.0 thousand (21.8%) for the quarter ended March 31, 2006 as compared to the same period for the prior year. This increase was primarily due to increases in operating expenses of $348.9 thousand (19.8%) as well as increases in management and oversight fees of $11.5 thousand (7.6%) for the two facilities and increases in Partnership administration costs of $112.2 thousand (206.4%). Management and oversight fees are based on revenues at the facilities and thus increase as revenues increase. The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above. The increase in Partnership administration costs are primarily due to increased legal and accounting fees as the Partnership continues its focus on becoming current with its SEC reporting obligations.

Net Income:

Net income for the three months ended March 31, 2006 decreased $198.7 thousand (74.3%) to $68.8 thousand, as compared to a net income of $267.5 thousand for the same period of fiscal 2005. This decrease in net income was due primarily to the increased expenses described above, offset in part by the increased revenues described above.

Liquidity and Capital Resources:

At March 31, 2006, the Partnership held cash and cash equivalents of $3.58 million, an increase of $208.8 thousand (6.2%) from December 31, 2005. The current cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves. In addition, cash balances retained at the Partnership’s two facilities must be maintained in accordance with operating reserves established by HUD.

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

As of March 31, 2006, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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

As a result of the inquiries of Life Care, the changes in the procedures at Life Care and the changes made to the accounting staff, the Managing General Partner concluded that the material weakness in internal controls discovered during the course of preparing the 2005 reports to be filed with the SEC were corrected in 2006 and did not impact the preparation of the 2006 reports.

Changes in Internal Control over Financial Reporting

We refer you to the information discussed above in Evaluation of Disclosure Controls and Procedures.

Part II - Other Information

ITEM 1	LEGAL PROCEEDINGS

The Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership as of March 31, 2006 or as of the date of this Report. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors affecting the Partnership from those set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

ITEM 5	OTHER INFORMATION

On November 16, 2006, the Partnership filed its definitive proxy statement on Schedule 14A relating to a special meeting of the Limited Partners that was held on January 11, 2007. At the special meeting, the Limited Partners voted on two proposals: (1) a proposal submitted by Kodiak Partners III, Prizm Investors and Baseline Investors to authorize a sale of the Partnership’s assets, liquidation and dissolution through a proposed amendment to the Partnership Agreement and (2) a proposal to amend certain provisions of the Partnership Agreement that pertain to distributions to partners and allocation of profits and losses with respect to a sale or refinancing. As reported by the Partnership in its Form 8-K filed on January 11, 2007, both of the proposals received sufficient affirmative votes from the Limited Partners at the special meeting to be formally adopted.

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

CONSOLIDATED RESOURCES HEALTH CARE FUND II (Registrant)
By: WELCARE SERVICE CORPORATION-II Managing General Partner
Date: January 29, 2007	By: /s/ John F. McMullan John F. McMullan, Chief Financial Officer

