Form 10-Q
period 2006-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2007-01-30
CIK 732247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________
COMMISSION FILE NUMBER 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1542125 (I.R.S. Employer Identification No.)

1175 Peachtree Street, Suite 1230, Atlanta, GA (Address of principal executive offices)	30361 (Zip Code)

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

Part I - Financial Information

Consolidated Resources Health Care Fund II

Condensed Consolidated Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,041,375	$3,370,837
Accounts receivable, net of allowance for doubtful accounts of $84,207 and $92,588, respectively	1,114,424	1,358,073
Due from related party	39,644	-
Prepaid expenses and other	3,781	47,251
Total current assets	5,199,224	4,776,161

Property and equipment
Land	189,833	189,833
Buildings and improvements	7,290,067	7,256,598
Equipment and furnishings	1,191,552	1,131,723
	8,671,452	8,578,154
Accumulated depreciation and amortization	(7,682,956)	(7,444,737)
Net property and equipment	988,496	1,133,417

Other assets
Restricted escrows and other deposits	530,066	439,709
Deferred loan costs, net of accumulated amortization of $22,126 and $21,608, respectively	10,980	11,498
Other	-	33,000
Total other assets	541,046	484,207
	$6,728,766	$6,393,785

See accompanying notes to condensed consolidated financial statements.

	June 30, 2006 (Unaudited)	December 31, 2005
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$ 131,751	$ 131,751
Accounts payable	134,256	234,787
Accrued expenses	844,061	674,977
Deferred revenue	56,602	82,693
Deposit liabilities	66,571	75,715
Total current liabilities	1,233,241	1,199,923

Long-term debt, less current maturities	3,233,709	3,302,841
Other	149,100	105,368

Total liabilities	4,616,050	4,608,132

Partners’ equity (deficit):
Limited partners	2,195,776	1,881,795
General partners	(83,060)	(96,142)
Total partners’ equity	2,112,716	1,785,653
	$ 6,728,766	$ 6,393,785

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2006	2005
Revenue:
Operating revenues	$2,720,214	$2,509,388
Interest income	28,509	6,153
Total revenue	2,748,723	2,515,541

Expenses:
Operating expenses	2,013,484	1,849,294
Depreciation & amortization	119,069	126,418
Interest	60,088	70,730
Management and oversight fees	164,067	157,118
Real estate tax	42,826	35,592
Partnership administration costs	90,948	85,489
Total expenses	2,490,482	2,324,641

Net income	$ 258,241	$ 190,900

Net income per L.P. unit	$ 16.53	$ 12.22

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
	2006	2005
Revenue:
Operating revenues	$5,433,420	$4,959,321
Interest income	49,295	11,846
Total revenue	5,482,715	4,971,167

Expenses:
Operating expenses	4,120,762	3,607,680
Depreciation & amortization	238,139	246,875
Interest	125,957	137,551
Management and oversight fees	327,271	308,860
Real estate tax	86,023	71,970
Partnership administration costs	257,500	139,846
Total expenses	5,155,652	4,512,782

Net income	$ 327,063	$ 458,385

Net income per L.P. unit	$ 20.93	$ 29.34

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 327,063	$ 458,385
Depreciation and amortization	238,139	246,875
Changes in operating assets and liabilities:
Accounts receivable	243,649	191,197
Other current assets	76,470	(8,100)
Accounts payable	(100,531)	82,295
Accrued expenses and deposit liabilities	133,849	38,506
Other liabilities	43,732	(74,905)
Cash provided by operating activities	962,371	934,253

Cash Flows From Investing Activities:
Additions to property and equipment	(92,700)	(47,119)
Net change in restricted escrows	(90,357)	(1,469)
Cash used in investing activities	(183,057)	(48,588)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(69,132)	(59,916)
Change in amount due to/from related party	(39,644)	(173,158)
Cash used in financing activities	(108,776)	(233,074)

Net increase in cash and cash equivalents	670,538	652,591
Cash and cash equivalents, beginning of period	3,370,837	2,601,918
Cash and cash equivalents, end of period	$4,041,375	$3,254,509

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Notes To Condensed Consolidated Financial Statements

June 30, 2006

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the “Partnership”) for the interim periods. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership’s general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

	Three months ended June 30,
	2006	2005
Charged to operating expenses: Property management and oversight management fees	$136,988	$130,429
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$27,079	$112,178

	Six months ended June 30,
	2006	2005
Charged to operating expenses: Property management and oversight management fees	$273,240	$257,891
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$54,031	$190,815

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

At June 30, 2006, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II, as managing general partner (“WSC-II” or the “Managing General Partner”).

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

Results of Operations – Three months ended June 30, 2006 compared to June 30, 2005

Revenues:

Operating revenues increased by $210.8 thousand (8.4%) for the quarter ended June 30, 2006 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy, rate increases and a positive Medicare rate and mix variance at the nursing facility and periodic rate increases at the retirement facility, as offset by a decline in occupancy at the retirement facility. At June 30, 2006, the occupancy rate at the nursing facility was 95.0% compared to 94.7% for the same period of 2005, and the occupancy rate of the retirement facility was 90.7% compared to 97.5% for the same period of 2005.

Expenses:

Total expenses increased by $165.8 thousand (7.1%) for the quarter ended June 30, 2006 as compared to the same period for the prior year. This increase is primarily due to increases in operating expenses of $164.2 thousand (8.9%). The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above.

Net Income:

Net income increased $67.3 thousand (35.3%) for the three months ended June 30, 2006 as compared to the same period of fiscal 2005. This increase in net income was due in part to the increased revenues described above, offset in part by the increased expenses described above.

Results of Operations - Six months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues:

Operating revenues increased by $474.1 thousand (9.6%) for the six months ended June 30, 2006 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy, rate increases and a positive Medicare rate and mix variance at the nursing facility and periodic rate increases at the retirement facility, as offset by a decline in occupancy at the retirement facility. At June 30, 2006, the occupancy rate at the nursing facility was 95.7% compared to 95.2% for the same period of 2005, and the occupancy rate of the retirement facility was 92.2% compared to 97.8% for the same period of 2005.

Expenses:

Total expenses increased by $642.9 thousand (14.2%) for the six months ended June 30, 2006 as compared to the same period for the prior year. This increase is primarily due to increases in operating expenses of $513.1 thousand (14.2%), increases in management and oversight fees of $18.4 thousand (6.0%) and increases in Partnership administration costs of $117.7 thousand (84.1%). Management and oversight fees are based on revenues at the facilities and thus increase as revenues increase. The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above. The Partnership administration cost increases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to bring its SEC filings current.

Net Income:

Net income decreased $131.3 thousand (28.6%) for the six months ended June 30, 2006 as compared to the same period of fiscal 2005. This decrease in net income was due in part to the increased expenses described above, offset in part by the increased revenues described above.

Liquidity and Capital Resources:

At June 30, 2006, the Partnership held cash and cash equivalents of $4.0 million, an increase of $670.5 thousand (19.9%) from December 31, 2005. The current cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves. In addition, cash balances retained at the Partnership’s two facilities must be maintained in accordance with operating reserves established by HUD.

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

As of June 30, 2006, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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

The Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership as of June 30, 2006 or as of the date of this Report. The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

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

