Form 10-Q
period 2006-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2007-01-30
CIK 732247

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1542125 (I.R.S. Employer Identification No.)

1175 Peachtree Street, Suite 1230, Atlanta, GA (Address of principal executive offices)	30361 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Part I - Financial Information

Consolidated Resources Health Care Fund II

Condensed Consolidated Balance Sheets

	September 30, 2006 (Unaudited)	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$4,207,499	$3,370,837
Accounts receivable, net of allowance for doubtful accounts of $109,453 and $92,588, respectively	1,144,179	1,358,073
Due from related party	23,014	-
Prepaid expenses and other	3,163	47,251
Total current assets	5,377,855	4,776,161

Property and equipment
Land	189,833	189,833
Buildings and improvements	7,290,067	7,256,598
Equipment and furnishings	1,214,419	1,131,723
	8,694,319	8,578,154
Accumulated depreciation and amortization	(7,805,832)	(7,444,737)
Net property and equipment	888,487	1,133,417

Other assets
Restricted escrows and other deposits	578,837	439,709
Deferred loan costs, net of accumulated amortization of $22,385 and $21,608, respectively	10,721	11,498
Other	-	33,000
Total other assets	589,558	484,207
	$6,855,900	$6,393,785

See accompanying notes to condensed consolidated financial statements.

	September 30, 2006 (Unaudited)	December 31, 2005
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$ 131,751	$ 131,751
Accounts payable	211,404	234,787
Accrued expenses	795,459	674,977
Deferred revenue	53,181	82,693
Deposit liabilities	65,521	75,715
Total current liabilities	1,257,316	1,199,923

Long-term debt, less current maturities	3,182,997	3,302,841
Other	66,331	105,368

Total liabilities	4,506,644	4,608,132

Partners’ equity (deficit):
Limited partners	2,422,854	1,881,795
General partners	(73,598)	(96,142)
Total partners’ equity	2,349,256	1,785,653
	$ 6,855,900	$ 6,393,785

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2006	2005
Revenue:
Operating revenues	$2,762,124	$2,444,100
Interest income	34,854	13,185
Total revenue	2,796,978	2,457,285

Expenses:
Operating expenses	2,052,218	1,837,319
Depreciation & amortization	122,836	123,676
Interest	88,115	66,172
Management and oversight fees	169,680	157,816
Real estate tax	55,060	31,191
Partnership administration costs	72,529	144,636
Total expenses	2,560,438	2,360,810

Net income	$ 236,540	$ 96,475

Net income per L.P. unit	$ 15.14	$ 6.17

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
	2006	2005
Revenue:
Operating revenues	$8,195,544	$7,403,421
Interest income	84,149	25,031
Total revenue	8,279,693	7,428,452

Expenses:
Operating expenses	6,172,980	5,444,999
Depreciation & amortization	360,975	370,551
Interest	214,072	203,723
Management and oversight fees	496,951	466,676
Real estate tax	141,083	103,161
Partnership administration costs	330,029	284,482
Total expenses	7,716,090	6,873,592

Net income	$ 563,603	$ 554,860

Net income per L.P. unit	$ 36.07	$ 35.51

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash Flows From Operating Activities:
Net income	$ 563,603	$ 554,860
Depreciation and amortization	360,975	370,551
Changes in operating assets and liabilities:
Accounts receivable	213,894	(13,256)
Other current assets	77,088	(15,502)
Accounts payable	(23,383)	129,892
Accrued expenses and deposit liabilities	80,776	15,540
Other liabilities	(39,037)	(159,683)
Cash provided by operating activities	1,233,916	882,402

Cash Flows From Investing Activities:
Additions to property and equipment	(115,268)	(72,557)
Net change in restricted escrows	(139,128)	28,498
Cash used in investing activities	(254,396)	(44,059)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(119,844)	(91,348)
Change in amount due to/from related party	(23,014)	(171,444)
Cash used in financing activities	(142,858)	(262,792)

Net increase in cash and cash equivalents	836,662	575,551
Cash and cash equivalents, beginning of period	3,370,837	2,601,918
Cash and cash equivalents, end of period	$4,207,499	$3,177,469

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Notes To Condensed Consolidated Financial Statements

September 30, 2005

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the “Partnership”) for the interim periods. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership’s general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

	Three months ended September 30,
	2006	2005
Charged to operating expenses: Property management and oversight management fees	$141,816	$132,705
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$27,864	$169,747

	Nine months ended September 30,
	2006	2005
Charged to operating expenses: Property management and oversight management fees	$415,056	$390,596
Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$81,895	$360,562

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

At September 30, 2006, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II, as managing general partner (“WSC-II” or the “Managing General Partner”).

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

Results of Operations – Three months ended September 30, 2006 compared to September 30, 2005

Revenues:

Operating revenues increased by $318.0 thousand (13.0%) for the quarter ended September 30, 2006 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy, rate increases and a positive Medicare rate and mix variance at the nursing facility and periodic rate increases at the retirement facility, as offset by a decline in occupancy at the retirement facility. At September 30, 2006, the occupancy rate at the nursing facility was 93.4% compared to 91.7% for the same period of 2005, and the occupancy rate of the retirement facility was 96.3% compared to 97.7% for the same period of 2005.

Expenses:

Total expenses increased by $199.6 thousand (8.5%) for the quarter ended September 30, 2006 as compared to the same period for the prior year. This increase is primarily due to increases in operating expenses of $214.9 thousand (11.7%), increases in management and oversight fees of $11.9 thousand (7.5%) offset by a decrease in Partnership administration costs of $72.1 thousand (49.9%). Management and oversight fees are based on revenues at the facilities and thus increase as revenues increase. The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above. The Partnership administration cost decreases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to bring its SEC filings current and to respond to multiple tender offers filed in the prior period that were not applicable to the same extent during the third quarter of fiscal 2006.

Net Income:

Net income increased $140.1 thousand (145.2%) for the three months ended September 30, 2006 as compared to the same period of fiscal 2005. This increase in net income was due in part to the increased revenues described above, offset in part by the increased expenses described above.

Results of Operations - Nine months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues:

Operating revenues increased by $792.1 thousand (10.7%) for the nine months ended September 30, 2006 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy, rate increases and a positive Medicare rate and mix variance at the nursing facility and periodic rate increases at the retirement facility, as offset by a decline in occupancy at the retirement facility. At September 30, 2006, the occupancy rate at the nursing facility was 95.0% compared to 94.0% for the same period of 2005, and the occupancy rate of the retirement facility was 93.6% compared to 97.7% for the same period of 2005.

Expenses:

Total expenses increased by $842.5 thousand (12.3%) for the nine months ended September 30, 2006 as compared to the same period for the prior year. This increase is primarily due to increases in operating expenses of $728.0 thousand (13.4%) as well as increases in management and oversight fees of $30.3 thousand (6.5%) and increases in Partnership administration costs of $45.5 thousand (16.0%). Management and oversight fees are based on revenues at the facilities and thus increase as revenues increase. The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above. The Partnership administration cost increases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to bring its SEC filings current and to respond to a single tender offer filed in this period.

Net Income:

Net income increased $8.7 thousand (1.6%) for the nine months ended September 30, 2006 as compared to the same period of fiscal 2005. This increase in net income was due in part to the increased revenues described above, offset in part by the increased expenses described above.

Liquidity and Capital Resources:

At September 30, 2006, the Partnership held cash and cash equivalents of $4.2 million, an increase of $836.7 thousand (24.8%) from December 31, 2005. The current cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves. In addition, cash balances retained at the Partnership’s two facilities must be maintained in accordance with operating reserves established by HUD.

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

As of September 30, 2006, the Partnership was not obligated to perform any major capital expenditures or renovations. The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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

CONSOLIDATED RESOURCES HEALTH CARE FUND II (Registrant)
By: WELCARE SERVICE CORPORATION-II Managing General Partner
Date: January 29, 2007	By: /s/ John F. McMullan _ John F. McMullan, Chief Financial Officer

