Form 10-K
period 2006-12-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2007-08-02
CIK 732247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

For annual and transition reports pursuant to Sections 13 or 15 (d) of the Securities Exchange Act of 1934.

(Mark One)

|X||	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II

(Exact name of registrant as specified in its charter)
Georgia	58-1542125

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)

1175 Peachtree Street, Suite 1230, Atlanta, Georgia 30361
(Address of principal executive offices)  (Zip Code)

Registrant’s telephone number, including area code:	404-873-1919
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Limited Partnership Units
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
Yes |_|   No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).|
Yes |_|   No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).|
Yes |_|   No |X

Based on a Unit ownership register dated July 11, 2007, of the registrant’s 15,000 Limited Partnership Units, 13,195 are held by non-affiliates.  The aggregate market value of Units held by non-affiliates is not determinable with certainty as there is no public trading market for the Units and transfers of Units are subject to certain restrictions.  However, based on the $800 offer price for the Units reflected in the Tender Offer Statement on Schedule TO filed with the Securities and Exchange Commission on March 26, 2007 (the “Mackenzie 2007 Offer”) by MPF-NY 2007, LLC; MPF Badger Acquisition Co., LLC; MP Falcon Fund, LLC; MacKenzie Patterson Special Fund 6, LLC; MacKenzie Patterson Special Fund 6-A, LLC; MP Value Fund 8, LLC; MPF Acquisition Co. 3, LLC; MacKenzie Patterson Special Fund 5, LLC; MPF Senior Note Program I, LP; MPF ePlanning Opportunity Fund, LP; MPF DeWaay Fund 4, LLC; MPF Income Fund 22, LLC; MPF Special Fund 8, LLC; MacKenzie Patterson Special Fund 7, LLC; MPF DeWaay Premier Fund 4, LLC; MPF Special Fund 9, LLC; and MacKenzie Patterson Fuller, LP (the “Mackenzie Purchasers”), we calculate the aggregate market value of Units held by non-affiliates to be approximately $10,556,000.

Documents Incorporated by Reference:             None

Consolidated Resources Health Care Fund II
Annual Report on Form 10-K for the Year Ended December 31, 2006

PART I

ITEM 1.                      BUSINESS

Consolidated Resources Health Care Fund II (the “Partnership”) was organized on October 31, 1983, as a Limited Partnership under the provisions of the Georgia Uniform Limited Partnership Act.  As of December 31, 2006, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II which serves as managing general partner (“WSC-II” or the “Managing General Partner”).

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

The Partnership’s primary business is to own, operate and ultimately dispose of a portfolio of health care related real properties for the benefit of its Limited Partners.  The Partnership owns a 99.5% general partnership interest in Consolidated Resources Health Care Fund II - Mayfair Village, Ltd. (which we sometimes refer to herein as the “Retirement Facility” or “Mayfair Village”) and a 99.5% general partnership interest in Consolidated Resources Health Care Fund II - Mayfair Nursing Care Center, Ltd. (which we sometimes refer to herein as the “Nursing Facility” or “Mayfair Nursing Care”).  The remaining .5% limited partnership interest in Mayfair Village is owned by Life Care Centers of America, Inc. (“Life Care”), and the remaining .5% limited partnership interest in Mayfair Nursing Care is also owned by Life Care.  The Partnership serves as the general partner for both Mayfair Village and Mayfair Nursing Care and makes all decisions with respect to those entities.

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

The Nursing Facility has 100 licensed beds in units consisting of either private rooms with one bed per room and semi-private rooms with two beds per room.  The services provided at the Partnership’s Nursing Facility consist of long term nursing care.  Nursing care consists of 24-hour medical services prescribed by the resident’s physician as well as assistance or supervision with daily activities, such as dressing, grooming, bathing, medication and dietary needs.  The Retirement Facility owned by the Partnership provides apartment living for ambulatory senior citizens who do not require assistance in their daily activities with additional services provided to attract the elderly including limited transportation, housekeeping and food services.  The Retirement Facility has 86 units comprised of studio apartments and one-bedroom apartments.

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

As of December 31, 2006, the Partnership and its subsidiaries employed 193 employees, including administrative, nursing, dietary, social services and maintenance personnel.

All patient and resident revenue derived by the Retirement Facility is received from private sources.  The Nursing Facility, however, receives patient revenue from both the public and private sector.  The following table sets forth information regarding the average daily census and sources of patient and resident revenues for the last two years at the Partnership’s Nursing Facility:

	Average Daily Census for Year Ended December 31, 2006		Revenues for Year Ended December 31, 2006	Percentages of Total Revenues
	Number of Patients/Residents	Percent of Total Patients/Residents
Medicaid	41.50	44%	$2,439,747	27%
Private Pay	23.54	25%	1,837,212	20%
Medicare	21.56	23%	3,908,515	42%
HMO/Other[1]	7.85	8%	1,038,295	11%
Total	94.45	100.0%	$9,223,769	100.0%
1  Other revenues include revenues from interest on amounts held in reserve accounts, fees for ancillary services, such as meals and medical supplies, as well as other fee opportunities, such as application fees, received in the ordinary course of business of the facilities, but not directly related to the number of patients/residents.

	Average Daily Census for Year Ended December 31, 2005		Revenues for Year Ended December 31, 2005	Percentages of Total Revenues
	Number of Patients/Residents	Percent of Total Patients/Residents
Medicaid	39.46	42%	$2,253,747	26%
Private Pay	20.95	22%	1,588,428	18%
Medicare	22.60	24%	3,477,396	41%
HMO/Other[1]	11.88	12%	1,243,868	15%
Total	94.89	100.0%	$8,563,439	100.0%
1  Other revenues include revenues from interest on amounts held in reserve accounts, fees for ancillary services, such as meals and medical supplies, as well as other fee opportunities, such as application fees, received in the ordinary course of business of the facilities, but not directly related to the number of patients/residents.

            Because of regular changes in the census mix (i.e. private pay vs. government reimbursed patients), the occupancy required for a nursing facility to achieve an operating break-even point cannot be determined precisely.  Generally, a greater ratio of Medicaid patients will require a higher occupancy to reach a break-even point.  On the other hand, a high Medicare census can significantly reduce the break-even point due to a higher reimbursement rate. The overall occupancy rate for the Nursing Facility in 2006 was 94.5%, compared with 95% for 2005. The 2006 break-even occupancy figure for the Nursing Facility after depreciation and amortization is estimated to be approximately 75%.  Thus, the Nursing Facility exceeded its estimated break-even occupancy level for 2006.

The Retirement Facility is much like an apartment complex with additional services provided to attract the elderly including limited transportation, housekeeping and food services.  During 2006, the Retirement Facility had an occupancy rate of 94.5%, compared with 98% for 2005.  The 2006 break-even occupancy figure for the Retirement Facility after depreciation and amortization is estimated to be approximately 80%.  Therefore, the Retirement Facility exceeded its estimated break-even occupancy level for 2006.

Governmental Regulation and Reimbursement

Our facilities must comply with numerous federal, state and local statutes and regulations.  Also, the healthcare industry depends significantly upon federal and federal/state programs for revenues and, as a result, is vulnerable to the budgetary policies of both the federal and state governments.

Medicare and Medicaid Generally

The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as “Medicare,” has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation’s elderly meet hospital and other healthcare costs.  The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians’ services, outpatient services and certain items and services provided by medical suppliers; (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Advantage or Medicare Part C; and (iv) a new Medicare Part D benefit that became effective in 2006 covering prescription drugs.  The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS).

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

Laws Affecting Medicare Revenues

Participating skilled nursing facilities are reimbursed under a prospective payment system (PPS) for inpatient Medicare covered services.  The prospective payment system commenced with a facility’s first cost reporting period beginning on or after July 1, 1998 and phased in over a three-year period.  Under the prospective payment system, or PPS, skilled nursing facilities are paid a predetermined amount per patient, per day or “per diem”, based on the anticipated costs of treating patients.  The per diem rate is determined by classifying each patient into one of 53 resource utilization groups using the information gathered as a result of each patient’s minimum data set assessment.  There is a separate per diem rate for each of the resource utilization group classifications.  The per diem rate also covers rehabilitation and non-rehabilitation ancillary services.

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

On December 15, 2000, Congress passed the Benefits Improvement Protection Act, increasing the nursing component of federal prospective payment system’s rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002.  The legislation also changed the 20% add-on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add-on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on implementing $1,500 payment caps (therapy caps) on Medicare Part B rehabilitation therapy services was extended through calendar year 2002.   The 6.7% add-ons for all rehabilitation resource utilization group categories was discontinued effective January 1, 2006.

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

The Medicare Modernization Act suspended application of the $1,500 payment caps (therapy caps) on Medicare Part B rehabilitation through December 31, 2005.  The therapy caps in place effective September 1, 2003 imposed payment limits to services provided by independent therapists as well as to those provided by outpatient rehabilitation facilities and other forms of rehabilitation agencies.  The suspension did not have retroactive impact upon Medicare beneficiaries who exceeded their caps between September 1, 2003 and December 8, 2003.  Despite a widespread bipartisan effort to have the therapy caps legislation repealed or additional moratoriums put in place, on January 1, 2006 a cap of $1,740 (adjusted for inflation) went into effect for these health care services.  In response to lobbying efforts, however, Congress included a provision in the Deficit Reduction Act of 2005 to provide beneficiaries with a clinically based exceptions process to the financial limitation on rehabilitation services under Medicare.  The exceptions process initially was to have applied to the 2006 fiscal year only but has been extended through December 31, 2007.

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

In 2000 and 2002, CMS issued reports on its study linking nursing staffing levels with quality of care, and CMS is assessing the impact that minimum staffing requirements would have on facility costs and operations. In a report presented to Congress in 2002, the Department of Health and Human Services found that 90% of nursing homes lack the nurse and nurse aide staffing necessary to provide adequate care to residents. The Bush administration has indicated that it does not intend to impose minimum staffing levels or to increase Medicare or Medicaid rates to cover the costs of increased staff at this time, but CMS is now publishing the nurse staffing level at each nursing home on its internet site to increase market pressures on nursing home operators.  Based on the latest information published by CMS as of the date of this Report, our Nursing Facility had 1.53 licensed nursing staff hours per resident per day (“NSH/Resident/Day”), lower than the 1.70 NSH/Resident/Day average for the State of Ohio and slightly higher than the 1.50 NSH/Resident/Day average nationally.

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

Recent Developments

A special meeting of the limited partners of  the Partnership was held on January 11, 2007.  The limited partners were asked to approve (i) a proposal submitted by Kodiak Partners III, Prizm Investors and Baseline Investors to authorize a sale of Partnership assets, liquidation and dissolution through a proposed amendment to the Partnership Agreement for the Partnership and (ii) a proposal submitted by the Managing General Partner to amend certain provisions of the Partnership Agreement that pertain to distributions to the partners and allocations of profits and losses with respect to a sale or refinancing.  Each of these proposals were approved by holders of a majority of the outstanding Limited Partnership Units.

As contemplated by the approved amendments, the Managing General Partner solicited bids from three marketing agents with experience in the healthcare industry.  Based on the bids received, the Managing General Partner entered into an agency agreement with Marcus & Millichap Real Estate Investment Brokerage Company of Ohio on May 7, 2007.  Marcus & Millichap has been actively pursuing potential purchasers for the two Ohio facilities over the past two months.  Preliminary sealed bids are expected by July 31st.  Based on the bids received, those parties tendering approved bids will be invited to participate in a subsequent round of bidding following a prescribed due diligence period.  We expect that a transaction with the successful bidder will be consummated during the fourth quarter of 2007.

ITEM 1A.                      RISK FACTORS

Our business and results of operations are subject to a number of risks, many of which are outside of our control.  In addition to the other information in this Report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.  When we use terms such as “we,” “our”, and “us,” we are referring to Consolidated Resources Health Care Fund II, and its subsidiaries Consolidated Resources Health Care Fund II - Mayfair Village, Ltd. and Consolidated Resources Health Care Fund II - Mayfair Nursing Care Center, Ltd.  The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could suffer and the trading price of our common shares could decline. Investors should consider the following risks and the information contained under the heading “Cautionary Notice Regarding Forward Looking Statements” before deciding to invest in our securities.

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

Approximately 56% of our 2006 revenues were derived from governmental third-party payors with the remainder being derived from commercial insurers, managed care plans, the Department of Veteran Affairs and private individuals. There are ongoing pressures from many payors to control healthcare costs and to reduce or limit increases in reimbursement rates for medical services.  Governmental payment programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative or executive orders and government funding restrictions, all of which may materially change the amount of payments to us for our services.

In addition, some of our operations, especially our Nursing Facility, receive significant revenues from the Medicare and Medicaid programs. During the year ended December 31, 2006, approximately 69% of our revenues from residents were received from these programs. The federal government and some states are now experiencing fiscal deficits. Historically, when governmental deficits have increased, cut backs in Medicare and Medicaid funding have often followed. These cut backs sometimes include rate reductions, but more often result in a failure of Medicare and Medicaid rates to increase by sufficient amounts to offset increasing costs. We cannot now predict whether future Medicare and Medicaid rates will be sufficient to cover our future cost increases. Future Medicare and Medicaid rate declines or a failure of these rates to cover increasing costs could result in our experiencing lower earnings or losses.  See “Business – Governmental Regulation and Reimbursement”.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

The following table sets forth the properties of the Partnership at December 31, 2006.  The buildings and the land on which they are located are beneficially owned by the Partnership in fee, subject in each case to a first deed of trust as set forth more fully in Note 2 to the consolidated financial statements included herein.

Properties (dollars in 000’s)
Property	Secured Debt	Acquisition Cost	Net Book Value(1)	Occupancy Rate in 2006	Date Acquired
Mayfair Nursing Care Center Columbus, OH	$1,203	$4,774	$ 942	94.5%	February 1985
Mayfair Village Retirement Center Columbus, OH	$2,100	$4,824	$ 768	94.5%	February 1985

Total	$3,303	$9,598	$1,710

(1)
A provision was made prior to 1991 to write down each facility to its estimated net realizable value or estimated fair value at the time of the write-down as determined by WelCare Consolidated Resources Corporation of America, the corporate general partner at the time of this write-down. These values reflect this write-down.

ITEM 3.                      LEGAL PROCEEDINGS

The Partnership and its Managing General Partner were served with a motion to domesticate a default judgment entered against them in March 2006 by the Court of Common Pleas for Franklin County, Ohio in the proceeding styled Karen Miller, Executor of the Estate of Richard Miller v. Consolidated Resources health Care Fund  II, et al.  The default judgment was in the total amount of $499,806 and related to the death of plaintiff’s husband while receiving care at the Nursing Facility.  WSC and the Partnership filed their motion to vacate the default judgment on the basis that these defendants had never received service of process for the initial complaint and furthermore were not subject to the jurisdiction of the Ohio courts.   On May 24, 2007, the parties negotiated a settlement in the Ohio litigation under which the plaintiff agreed to vacate her default judgment obtained jointly against WSC and the Partnership.  Additionally, the plaintiff agreed to dismiss with prejudice her pending suits in both Ohio and Georgia and to execute a release of any and all claims against WSC and the Partnership relating to this litigation.  As part of the settlement, Life Care agreed to pay the plaintiff an agreed-upon sum to settle the plaintiff's claims.  Currently, this settlement awaits approval from the Ohio probate court and a hearing on this matter is scheduled for July 27, 2007.  WSC and the Partnership moved to stay proceedings in the plaintiff's Georgia action seeking to domesticate her Ohio default judgment pending approval of the settlement and such stay remains in place until September 4, 2007.  It is expected that the Ohio probate court will approve the settlement terms and, upon final approval by the probate court, plaintiff's counsel will execute the above-referenced dismissals in Ohio and Georgia.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S UNITS OF LIMITED PARTNERSHIP, SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(A)	No market for Limited Partnership Units exists nor is one expected to develop.

(B)	Title of Class	Number of Record Unit Holders

                Limited Partner Units                                                                           584 as of July 11, 2007

(C)
No cash was distributed to the Limited Partners during 2006.  Cumulative distributions paid to the Limited Partners as of December 31, 2006 were $3,538,203.  No distributions have been made to the General Partners.  Future distributions are dependent on the Partnership’s ability to meet its ongoing obligations.  See Liquidity and Capital Resources section of Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a discussion of distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below and the financial statements of the Partnership included elsewhere in this Report and referred to in the Index to Financial Statements (together with the notes and other reports relating to such financial statements).

	Year Ended December 31
	2002	2003	2004	2005	2006
	(Amounts in thousands, except per Unit amounts)
Statement of Operations Data:

Operating revenue	$8,437	$8,152	$8,731	$10,493	$11,164
Interest income	29	28	14	41	124
Total revenue	8,466	8,180	8,745	10,534	11,288
Operating expense	6,666	6,611	6,907	7,982	8,522
Other expense	1,666	1,519	1,486	1,841	1,939

Net income	134	50	352	711	827
Net income allocable to Limited Partners	129	48	338	682	794
Weighted average Limited Partnership Units Outstanding	15	15	15	15	15
Basic and diluted net income per weighted average Limited Partnership Unit	$8.61	$3.22	$22.53	$45.49	$52.91
Cash distributions paid per Limited Partnership Unit	0	0	0	0	0

Balance Sheet Data:

Property and equipment, net (1)	$2,276	$1,861	$1,545	$1,133	$1,710

Total assets (1)	5,376	5,277	5,731	6,394	8,119

Long-term debt, less current maturities	3,661	3,547	3,428	3,303	3,161

Partners’ equity (1)	672	723	1,075	1,786	3,435

(1)  Adjusted upon the adoption of SEC Staff Accounting Bulletin No. 108 (see “Adoption of SEC Staff Accounting Bulletin No. 108” in Item 7 below).  The impact of this adjustment increased property and equipment, total assets and partners’ equity by $823 thousand as of January 1, 2006.

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
·           the availability of capital and financing;
·           changes to amounts recorded as revenues due to final resolution of amounts due to and from third-party payors; and
•           other factors affecting the Partnership’s business that may be beyond its control.

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

Adoption of SEC Staff Accounting Bulletin No. 108

In September 2006, SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Partnership adopted SAB 108 as of December 31, 2006.

In applying the provisions of SAB 108, the Partnership identified misstatements in calculating depreciation which had a cumulative positive effect on partners’ equity as of December 31, 2005 of $822,924. Under our previous method of evaluating misstatements, we believe that the effect of these adjustments, individually and in the aggregate, were not material, either quantitatively or qualitatively, in any of the years affected under our previous method of evaluating misstatements. As allowed by the transition provisions of SAB 108, the Partnership elected to not restate prior year financial statements and, instead, recorded the adjustments to partners’ equity as of January 1, 2006. SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not have a material effect on any quarter within 2006 and thus will not require previously filed reports with the SEC to be amended.

Results of Operations

Revenues:

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Operating revenues increased $671 thousand (6.4%) in 2006 as compared to 2005.  The increase was primarily attributable to a $17 thousand (0.7%) increase in operating revenues realized by the Retirement Facility and a $626 thousand  (7.3%) increase in operating revenues realized by the Nursing Facility.  The increased operating revenues at the Retirement Facility are primarily due to slight decrease in census offset by a rate increase effective during January 2006. The increased operating revenues at the Nursing Facility are primarily attributable to increased bed days and improved patient mix.

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

Operating revenues increased $1,763 thousand (20.2%) in 2005 as compared to 2004.  The increase was primarily attributable to a $325 thousand (16.6%) increase in operating revenues realized by the Retirement Facility and a

$1,420 thousand (19.9%) increase in operating revenues realized by the Nursing Facility.  The increased operating revenues at the Retirement Facility are primarily due to an increase in census and a rate increase effective during January 2005. The increased operating revenues at the Nursing Facility are primarily attributable to increased bed days and improved patient mix.

Expenses:

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Operating costs and expenses increased by $638 thousand (6.5%) in 2006 as compared to 2005.  The Nursing Facility experienced a $569 thousand (7.7%) increase in expenses primarily attributable to an 11.6% increase in administrative expenses, a 20.4% increase in taxes and insurance and a 5.1% increase in elderly and congregate care expenses.  The Retirement Facility experienced a $35 thousand (1.7%) increase in expenses primarily attributable to a 16.8% increase  in taxes and insurance.  Operating expenses at the Partnership level increased by $91 thousand, in large part due to increases in partnership administration costs (primarily increased auditing and legal fees) of 26.7%.

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

Net Income:

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

For the fiscal year ended December 31, 2006, the Partnership had a net income increase of $116 thousand (16.3%) over 2005.  This increase was primarily attributable to increased revenues at the facilities during 2006, as partially offset by the overall increase in expenses for the facilities and at the Partnership level during 2006 as discussed above.

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

Liquidity and Capital Resources

At December 31, 2006, the Partnership held cash and cash equivalents of $4.95 million, an increase of $1.58 million (46.9%) from the amount held at December 31, 2005.  The cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves.  In addition, cash balances maintained at the two Partnership facilities must be maintained in accordance with operating reserves established by the U.S. Department of Housing and Urban Development (“HUD”).  At December 31, 2006, the balance of HUD reserved cash at the facilities was $482 thousand, which is equal to the mortgage escrow and reserve for replacement accounts.

During fiscal 2006, operating cash flows provided by operations increased to $1.9 million compared to $1.0 million in fiscal 2005.  This increase in cash flow was primarily attributed to the collection of accounts receivable and an increase in net income experienced by the Partnership in 2006.

The Partnership believes that it will produce sufficient cash flow to meet the ongoing operations needs associated with the two facilities currently owned by it.

As of December 31, 2006, the Partnership was not obligated to perform any major capital expenditures.  The Managing General Partner anticipates that any repairs, maintenance, or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

No cash was distributed to the Partners during the year ended December 31, 2006.  No funds have been distributed to the Partners since 1998.  Cumulative distributions paid to the Limited Partners as of December 31, 2006 were $3.54 million.  A special meeting of the limited partners of  the Partnership was held on January 11, 2007. At this meeting the limited partners approved, among other things, a proposal submitted by certain Limited Partners to authorize a sale of Partnership assets, liquidation and dissolution.  In light of the actions taken by the Limited Partners at the special meeting, the Managing General Partner does not intend at this time to make any distributions while it undertakes the required sale and dissolution activities.  However, the Partnership’s ability to make distributions may be limited by HUD’s requirements for surplus cash at both the Nursing Facility and Retirement Facility level.

During the three year period 2004 – 2006, the Partnership experienced continually increasing working capital.  During this three year period, the Partnership’s working capital grew by $2.6 million (or 175%) to $4.55 million.

During the three year period 2004 – 2006, the Partnership consistently generated cash from operations.  Over this three year period, the Partnership generated $3.47 million in cash from operations, which resulted in the increase in working capital noted above after funding capital improvements and mortgage payments.

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

Contractual Obligations

The following table discloses aggregate information, as of December 31, 2006, about our contractual obligations and the periods in which payments are due:

		Payments Due By Period (in thousands)
	Total Payments Due	2007	2008	2009	2010	2011	Thereafter
Long-Term Debt	$3,303	$142	$153	$165	$178	$191	$2,474
Total Contractual Cash Obligations	$3,303	$142	$153	$165	$178	$191	$2,474

                The subsidiaries of the Partnership are obligated to pay management fees to a related party in an amount equal to 5% of operating revenues.  Fees totaling $558 thousand were paid to the management company for the 2006 fiscal year.   In addition, the Managing General Partner provides oversight management services for the subsidiaries and receives an oversight management fee of 1% of operating revenues.  Oversight fees totaling $111 thousand were paid to the Managing General Partner for the 2006 fiscal year.  The management agreements for the Partnership facilities have expired but are continuing on a month-to-month basis.

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

The consolidated financial statements of the Partnership, including notes thereto, and the report of independent registered public accounting firm are included in this Report beginning at page F-1.

Quarterly Results of Operations

The following table presents certain unaudited quarterly statements of operations data for each of the eight quarters beginning January 1, 2005 and ending December 31, 2006.  Such information, in the opinion of management, includes all adjustments necessary for a fair presentation of that information. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future quarter.

(Unaudited – in thousands, except per share data)

		2005 Quarters			2006 Quarters (1)
	First	Second	Third	Fourth	First	Second	Third	Fourth

Total revenue	$2,456	$2,516	$2,457	$3,105	$2,733	$2,749	$2,797	$3,008
Total expense	2,188	2,324	2,361	2,950	2,651	2,476	2,546	2,788
Net income	267	191	96	157	83	272	251	221
Net income allocable to Limited Partners	257	183	93	151	80	262	241	212
Weighted average Limited Partnership Units Outstanding	15	15	15	15	15	15	15	15
Basic and diluted net income per weighted average Limited Partnership Unit	17.12	12.22	6.17	9.98	5.31	17.44	16.05	14.11
Cash and cash equivalents	3,115	3,255	3,177	3,371	3,580	4,041	4,207	4,953
Accounts receivable	1,002	904	1,108	1,358	1,198	1,114	1,144	924
Total assets	6,136	6,081	6,086	6,394	7,261	7,580	7,721	8,119
Long-term obligations, net of current portion	3,398	3,368	3,337	3,303	3,268	3,233	3,183	3,161
Total long-term liabilities	3,580	3,501	3,385	3,408	3,322	3,383	3,249	3,319
Partners’ equity	1,342	1,533	1,630	1,786	2,692	2,964	3,215	3,435

(1)  Amounts for the first, second and third quarters of 2006 have been adjusted from the amounts disclosed in the respective Form 10-Qs as a result of the adjustment recorded upon the adoption of the provisions of SAB 108 (see “Adoption of SEC Staff Accounting Bulletin No. 108” in Item 7 above). The impact of this adjustment decreased total expenses and increased net income by $14 thousand (or $0.91 per weighted average Limited Partner Unit) per quarter, and increased total assets and partners’ equity by $837 thousand, $851 thousand and $866 thousand for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 28, 2005, the Partnership dismissed BDO Seidman, LLP (“BDO”) as the Partnership’s independent registered public accounting firm.  This dismissal, which was immediately effective, was approved by the Managing General Partner.  The Partnership has been delinquent in the filing of its periodic reports with the SEC since 2002.  The reports of BDO on the financial statements of the Partnership for the years ended December 31, 2000 and 2001, which are the most current Annual Reports on Form 10-K filed by the Partnership with the Securities and Exchange Commission containing the report of BDO, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.  During the years ended December 31, 2003 and 2004, there have been no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in its reports on the financial statements of the Partnership for such years.  In 2004, BDO notified the Managing General Partner that the Partnership should consider hiring additional personnel or engage a consultant to assist in preparing the Partnership’s financial statements and related footnotes in accordance with Regulation S-X of the Securities and Exchange Commission.  In response to such suggestion, the Partnership has since engaged a consultant for this purpose.  Other than the foregoing, during the years ended December 31, 2005  and 2006 and as of the filing of this Report, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On July 28, 2005, the Partnership engaged Porter Keadle Moore, LLP (“PKM”) as its new independent registered public accounting firm to audit the Partnership’s financial statements for the years ending December 31, 2002, 2003 and 2004 and to review the financial statements to be included in the Partnership’s quarterly reports on Form 10-Q.  PKM has also been engaged to audit the Partnership’s statements for the years ending December 31, 2005 and 2006.  The decision to engage PKM was approved by the Managing General Partner.  Prior to the engagement of PKM, neither the Partnership nor anyone on behalf of the Partnership consulted with PKM during the Partnership’s two most recent fiscal years, in any manner regarding either: (A) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements; or (B) any matter that was the subject of either a disagreement or a reportable event (as defined in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K).

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

ITEM 9B.                      OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership does not have officers or directors and, consequently, does not have any standing committees and has not adopted a code of ethics.  At December 31, 2006, the General Partners of the Partnership were Consolidated Associates II and WelCare Service Corporation-II as Managing General Partner of the Partnership.  The executive officer and sole director of WSC-II who controls the affairs of the Partnership, is as follows:

Name and Position	Age at 12/31/06	Principal Occupations and Other Directorships During the Past 5 Years
John F. McMullan, President, Secretary and Sole Director	70

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership has no directors or officers and the General Partners do not own any Limited Partnership Units. To the best knowledge of the Partnership, as of the date of this report (based on a Unit ownership register dated July 11, 2007 and the public filings referenced below), no person beneficially owned more than 5.0% of the outstanding Units of limited partnership interest except as follows:

(i) MacKenzie Patterson Fuller LP, whose address is 1640 School Street, Moraga, California  94556, disclosed in a Schedule 13D filed on April 9, 2007 that it owned or controlled on behalf of various funds 3,390 Units (22.6%);

(ii) Care Associates, LLC, whose address is c/o Life Care Centers of America, Inc., 3570 Keith Street, NW, Cleveland, TN  37312, owns 1,805 Units (12%);

(iii) LP Liquidity, LLC, whose address is c/o Vincent T. Gresham, 2575 Peachtree Road, Suite 22C, Atlanta, GA 30305, owns 750 Units (5%);

(iv) Everest Management, LLC, whose address is 199 South Los Robles Avenue, Suite 200, Pasadena, CA  91101, owns 750 Units (5%); and

(v) Barry Zemel d/b/a Baseline Investment, whose address is P.O. Box 47638, Phoenix, AZ  85068-7638, owns 903.5 Units (6%).

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Partnership does not have officers or directors.  At December 31, 2006, the General Partners of the Partnership were Consolidated Associates II and WelCare Service Corporation-II as Managing General Partner of the Partnership.

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

Management Fees and Expenses Paid  WSC (and/or its affiliate) received an aggregate of $103,425, and $111,389 in oversight fees and $310,397, and $344,421 in reimbursable expenses for the fiscal years ending December 31, 2005 and 2006, respectively.  Life Care (and/or its affiliate) received an aggregate of  $522,498, and $557,768 in management fees for the fiscal years ending December 31, 2005 and 2006, respectively.  These expenses are included in Partnership administration costs in the accompanying consolidated statement of operations.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

With respect to its 2006 and 2005 fiscal years, the Partnership paid its outside accountants fees as follows:

Porter Keadle Moore LLP

Audit Fees.  The aggregate fees billed by Porter Keadle Moore, LLP for professional services rendered for the audit of the Partnership’s annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 and for the review of the financial statements included in the Partnership’s Quarterly Reports on Form 10-Q for such fiscal years were $105,693 and $125,181, respectively.

Audit-Related Fees.  The aggregate fees billed by PKM for assurance and related services that were reasonably related to the audit of the Partnership’s annual financial statements for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Tax Fees.  The aggregate fees billed by PKM in 2006 and 2005 for tax compliance, tax advice and tax planning services were $24,930 and $13,050, respectively.

All Other Fees.  The aggregate fees billed by PKM in 2006 and 2005 for services rendered to the Partnership, other than the services described above were $0 and $0, respectively.

The Managing General Partner is responsible for all matters involving the Partnership’s independent auditors, including pre-approving all auditing services and permitted non-audit services to be performed by its independent registered public accounting firm.  All of the fees paid to PKM in each of the categories described above were pre-approved by the Managing General Partner.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following financial statements are filed with this report beginning on page F-1:

(1)	Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - as of December 31, 2006 and 2005

Consolidated Statements of Income - for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Partners’ Equity - for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - for the Years Ended December 31, 2006, 2005 and 2004

Summary of Significant Accounting Policies

Notes to Consolidated Financial Statements

(2)	The following financial statement schedule is included in this report:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

All other schedules are omitted because they are not required, are not applicable, or the financial information required is included in the consolidated financial statements or notes thereto.

(3)	The following exhibits are incorporated by reference and are an integral part of this Form 10-K:

Exhibit Number (as per Exhibit Table)	Document Description
3.1
Amended and Restated Agreement and Certificate of Limited Partnership of Consolidated Resources Health Care Fund II dated January 11, 2007 (filed as Annex A to the definitive proxy statement on Schedule 14A filed with the SEC on November 16, 2006 and incorporated herein by reference)

10.1
Management Agreement dated March 1, 1991 among Consolidated Resources Health Care Fund II, Welcare Consolidated Resources Corporation of America and Life Care Centers of America, Inc. relating to Mayfair Nursing Care Center (filed as Exhibit (d)(1) to the Mackenzie Schedule 14D-9 and incorporated herein by reference)

10.2
Management Agreement dated March 1, 1991 among Consolidated Resources Health Care Fund II, Welcare Consolidated Resources Corporation of America and Life Care Centers of America, Inc. relating to Mayfair Retirement Center (filed as Exhibit (d)(2) to the Mackenzie Schedule 14D-9 and incorporated herein by reference)

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

CONSOLIDATED RESOURCES HEALTH CARE FUND II (Registrant)
By: WELCARE SERVICE CORPORATION-II Managing General Partner
Date: July 31, 2007	By: /s/ John F. McMullan John F. McMullan, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated:

Date: July 31, 2007	By: /s/ John F. McMullan John F. McMullan Director and Principal Executive Officer of the Managing General Partner
Date: July 31, 2007	By: /s/ John F. McMullan John F. McMullan Chief Financial Officer of the Managing General Partner

Report of Independent Registered Public Accounting Firm

To the Partners
Consolidated Resources Health Care Fund II and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Consolidated Resources Health Care Fund II and Subsidiaries (the “Partnership”) as of December 31, 2006 and 2005 and the related consolidated statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the accompanying financial statement schedule, Schedule II – Valuation and Qualifying Accounts, of the Partnership. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Resources Health Care Fund II and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Porter Keadle Moore, LLP

Atlanta, Georgia
June 12, 2007

Consolidated Resources Health Care Fund II and Subsidiaries
Consolidated Balance Sheets

December 31,	2006	2005

Assets

Current assets
Cash and cash equivalents (Note 5)	$4,952,996	$3,370,837
Accounts receivable, net of allowance for
doubtful accounts of $89,596 and $92,588,
respectively (Note 4)	923,971	1,358,073
Prepaid expenses and other	40,531	47,251

Total current assets	5,917,498	4,776,161

Property and equipment (Note 2)
Land	189,833	189,833
Buildings and improvements	7,319,452	7,256,598
Equipment and furnishings	1,254,683	1,131,723

	8,763,968	8,578,154

Less: accumulated depreciation	(7,054,258)	(7,444,737)

Net property and equipment	1,709,710	1,133,417

Other assets
Restricted escrows and other deposits (Note 2)	481,587	439,709
Deferred loan costs, net of accumulated
amortization of $22,645 and $21,608,
respectively	10,461	11,498
Other	-	33,000

Total other assets	492,048	484,207

	$8,119,256	$6,393,785

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Resources Health Care Fund II and Subsidiaries
Consolidated Balance Sheets, continued

December 31,	2006	2005

Liabilities and Partners' Equity

Current liabilities
Current maturities of long-term debt obligations
(Note 2)	$141,979	$131,751
Accounts payable	277,436	234,787
Accrued expenses (Note 6)	830,533	674,977
Deposit liabilities	61,259	75,715
Deferred revenue	53,181	82,693

Total current liabilities	1,364,388	1,199,923

Long-term debt obligations, less current
maturities (Note 2)	3,160,862	3,302,841
Other liabilities	158,635	105,368

Total liabilities	4,683,885	4,608,132

Commitments and Contingencies (Notes 1, 4, 5 and 8)

Partners' equity (deficit) (Notes 2 and 3)
Limited partners	3,465,524	1,881,795
General partners	(30,153)	(96,142)

Total partners' equity	3,435,371	1,785,653

	$8,119,256	$6,393,785

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Resources Health Care Fund II and Subsidiaries
Consolidated Statements of Income

Years ended December 31,	2006	2005	2004

Revenue
Operating revenue (Note 4)	$11,163,929	$10,493,395	$8,730,873
Interest income	123,884	40,673	14,186

Total revenue	11,287,813	10,534,068	8,745,059

Operating costs and expenses
Operating expenses (Note 8)	8,521,607	7,982,429	6,906,816
Depreciation and amortization	433,482	492,024	484,174
Interest (Note 2)	265,085	266,069	269,765
Management and oversight fees (Note 1)	669,157	625,923	521,995
Real estate taxes	178,563	146,407	138,626
Partnership administration costs including
amounts paid to affiliates (Note 1)	393,125	310,397	71,668

Total operating costs and expenses	10,461,019	9,823,249	8,393,044

Net income	$826,794	$710,819	$352,015

Basic and diluted net income per limited
partnership unit	$52.91	$45.49	$22.53

Limited partnership units outstanding	15,000	15,000	15,000

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Resources Health Care Fund II and Subsidiaries
Consolidated Statements of Partners' Equity
Years Ended December 31, 2006, 2005 and 2004

	Limited	General	Total Partners' Equity

Partners' equity (deficit), at January 1, 2004	861,475	(138,656)	722,819

Net income	337,934	14,081	352,015

Partners' equity (deficit), at December 31, 2004	1,199,409	(124,575)	1,074,834

Net income	682,386	28,433	710,819

Partners' equity (deficit), at December 31, 2005	1,881,795	(96,142)	1,785,653

Cumulative adjustment upon adoption of SEC Staff Accounting Bulletin No. 108	790,007	32,917	822,924

Partners’ equity (deficit), at December 31, 2005, as adjusted	2,671,802	(63,225)	2,608,577

Net income	793,722	33,072	826,794

Partners' equity (deficit), at December 31, 2006	$3,465,524	$(30,153)	$3,435,371

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Resources Health Care Fund II and Subsidiaries
Consolidated Statements of Cash Flows

Years ended December 31,	2006	2005	2004

Cash flows from operating activities
Net income	$826,794	$710,819	$352,015

Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	433,482	492,024	484,174
Bad debt expense	103,443	60,400	23,329
Changes in operating assets and liabilities:
Accounts receivable	330,659	(323,585)	(573,390)
Prepaid expenses and other	39,720	(67,560)	(3,754)
Accounts payable	42,649	93,851	(1,913)
Accrued liabilities, deposit liabilities and deferred revenue	111,588	167,500	55,120
Other liabilities	53,267	(102,294)	161,740

Net cash provided by operating activities	1,941,602	1,031,155	497,321

Cash flows from investing activities
Payments for purchases of property and
equipment	(185,814)	(79,185)	(167,218)
Net change in restricted escrows and other
deposits	(41,878)	23,887	65,776

Net cash used in investing activities	(227,692)	(55,298)	(101,442)

Cash flows from financing activities
Principal payments on long-term debt
obligations	(131,751)	(112,415)	(114,161)
Net change in due to related party	-	(94,523)	943

Net cash used in financing activities	(131,751)	(206,938)	(113,218)

Net increase in cash and cash equivalents	1,582,159	768,919	282,661

Cash and cash equivalents, beginning of year	3,370,837	2,601,918	2,319,257

Cash and cash equivalents, end of year	$4,952,996	$3,370,837	$2,601,918

Supplemental Disclosure:
Cash paid during the year for interest	$262,482	$253,348	$269,765

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

Consolidated Resources Health Care Fund II and Subsidiaries
Summary of Significant Accounting Policies

Organization

Consolidated Resources Health Care Fund II (the “Partnership”) was organized on October 31, 1983 as a limited partnership under the provisions of the Georgia Uniform Limited Partnership Act for the purpose of acquiring, operating and holding for investment and future capital appreciation income producing, health care related real properties. Investments in healthcare real property consist of a nursing home (Consolidated Resources Health Care Fund II - Mayfair Nursing Care Center, Ltd.) and a retirement center (Consolidated Resources Health Care Fund II - Mayfair Village, Ltd.) in Ohio.

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

Property, Equipment and Long-lived Assets and Adoption of SEC Staff Accounting Bulletin No. 108

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

The balance of these write-downs and the carrying values of the property and equipment were as follows as of December 31, 2006:

	Previously Recorded Write Down	Carrying Values

Mayfair Village Nursing Care Center	$1,441,848	$942,151
Mayfair Retirement Center	440,602	767,559

	$1,882,450	$1,709,710

Consolidated Resources Health Care Fund II and Subsidiaries
Summary of Significant Accounting Policies, continued

In September 2006, SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. The Partnership adopted SAB 108 as of December 31, 2006.

In applying the provisions of SAB 108, the Partnership identified misstatements in calculating depreciation which had a cumulative positive effect on partners’ equity as of December 31, 2005 of $822,924. Under our previous method of evaluating misstatements, we believe that the effect of these adjustments, individually and in the aggregate, were not material, either quantitatively or qualitatively, in any of the years affected under our previous method of evaluating misstatements. As allowed by the transition provisions of SAB 108, the Partnership elected to not restate prior year financial statements and, instead, recorded the adjustments to partners’ equity as of January 1, 2006. SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not have a material effect on any quarter within 2006 and thus will not require previously filed reports with the SEC to be amended.

Depreciation and Amortization

Property and equipment are depreciated using the straight-line method over lives of 24 to 30 years for buildings and improvements and 5 to 10 years for equipment and furnishings. Depreciation expense for 2006, 2005, and 2004 was $432,445, $490,986 and $483,138, respectively. Renewals and betterments are capitalized and repairs and maintenance are charged to operations as incurred.

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

Net Losses arising from a sale or refinancing are allocated 99% to the Limited Partners and 1% to the General Partners.

Net Profits arising from a Sale or Refinancing are allocated as follows:

(1)           First, 1% to the General Partners and 99% to the Limited Partners until the Net Profits allocated to the Limited Partners from such sale or refinancing equals the excess of the greater of:  (i) zero;  (ii) the Limited Partners’ invested capital immediately prior to such sale or refinancing plus 9% per annum of the Limited Partners’ average invested capital for all fiscal years through the date of such sale or refinancing to the extent not received through prior distributions of cash from operations or prior distributions of sales or refinancing proceeds; or  (iii) the amount of sale or refinancing proceeds distributable to the Limited Partners from such sale or refinancing;  over their capital account immediately prior to such sale or refinancing;

(2)           Second, to the General Partners until the Net Profits allocated to the General Partners from such sale or refinancing equals the excess of the greater of: (i) zero; or (ii)the amount of sale or refinancing proceeds distributable to the General Partners from such sale or refinancing; over their capital account immediately prior to such sale or refinancing;

(3)           Third, any remaining Net Profits are allocated 15% to the General Partners and 85% to the Limited Partners.

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

Consolidated Resources Health Care Fund II and Subsidiaries
Notes to Consolidated Financial Statements

1.      Management Fees and Affiliate Transactions

A company that is related to the Partnership and to the entities who hold the minority interests in the Partnership’s subsidiaries manages the nursing home and retirement center for a fee of 5% of gross operating revenues. Fees totaling $557,768, $522,498 and $435,542 were paid to the management company for the years ended December 31, 2006, 2005, and 2004, respectively. In addition, an affiliate of the Managing General Partner was paid an oversight management fee of 1% of gross operating revenue totaling $111,389, $103,425 and $86,453 in 2006, 2005 and 2004, respectively.

During 2006, 2005 and 2004, the affiliate of the Managing General Partner was reimbursed for costs incurred in connection with the administration of Partnership activities in the amounts of $344,421, $310,397 and $71,668, respectively. These expenses are included in Partnership administration costs on the accompanying Consolidated Statements of Income.

2.      Long-Term Debt Obligations

Long-term debt obligations consisted of:

	2006	2005
Note bearing interest at 7.5% related to Mayfair Village Nursing Care Center, collateralized by a first trust deed on land, buildings and furnishings and insured by the U.S. Department of Housing and Urban Development; payable in monthly installments of principal and interest of $12,050, due January 1, 2020	$1,203,080	$1,255,303

Note bearing interest at 7.5% related to Mayfair Retirement Center, collateralized by a first trust deed on land, buildings and furnishings and insured by the U.S. Department of Housing and Urban Development; payable in monthly installments of principal and interest of $20,023, due March 1, 2021	2,099,761	2,179,289

	3,302,841	3,434,592
Less current maturities	(141,979)	(131,751)

	$3,160,862	$3,302,841

Future maturities of long-term debt obligations at December 31, 2006 are as follows:

Amount
2007	$141,979
2008	153,001
2009	164,878
2010	178,349
2011	191,471
Thereafter	2,473,163

$3,302,841

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

3.      Distributions

Under the Partnership’s Amended and Restated Agreement and Certificate of Limited Partnership as approved by the Limited Partners at a special meeting held January 11, 2007, distributions to the partners are paid from operations of the Partnership's properties or from sales or refinancing of properties.

Distributions of cash from operations, after payment of Partnership creditors, is distributed 96% to the Limited Partners and 4% to the General Partners.

Distributions of sale or refinancing proceeds are made in the following order:

(1)           First, to the Limited Partners in an amount equal to their invested capital;

(2)           Second, to the Limited Partners in an amount equal to:  (i) the sum of the amounts by which for all fiscal years, including the fiscal year in which such distribution is made, distributions of cash From operations to the Limited Partners in such years was less than 9% of their average invested capital (with any distributions to Limited Partners of cash from operations in any fiscal year in excess of 9% of their average invested capital to be used to reduce the deficiency in any other fiscal year); less (ii) the sum of all previous distributions of sale or refinancing proceeds;

(3)           Third, in the case of a sale of a property or properties, and subject to certain specified limitations in the Partnership Agreement, to the General Partners in an amount equal to 3% of the sale price of all properties on a cumulative basis (less all prior distributions to the General Partners pursuant to this section);  and

(4)           Fourth, the balance of such proceeds is then distributed 15% to the General Partners and 85% to the Limited Partners.

If on the date of any distribution of sale or refinancing proceeds, distributions of cash from operations to Limited Partners plus distributions of sale or refinancing proceeds to Limited Partners exceed 9% of Limited Partners’ average invested capital for each year (“excess distributions”), distributions of sale or refinancing proceeds shall be made to the General Partners in an amount equal to the amount of the excess distributions the General Partners would have received from prior sale or refinancing proceeds if the excess distributions had been distributed at that time plus the amount of the sale or refinancing proceeds to which the General Partners are otherwise entitled.

No cash was distributed to Limited Partners during 2006, 2005 or 2004. Cumulative distributions paid to the Limited Partners as of December 31, 2006 are $3,538,203. No distributions have been made to the General Partners.

4.      Cost Reimbursements

Accounts receivable and operating revenue include amounts estimated by management to be reimbursable by Medicaid and Medicare under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to audit by the intermediaries. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges or credits to operating revenue in the year finalized. Significant changes have and will continue to be made in government reimbursement programs, and such changes could have a material impact on future reimbursement formulas.  Medicaid and Medicare programs accounted for approximately 57%, 55% and 57% of operating revenue during 2006, 2005 and 2004, respectively.

Consolidated Resources Health Care Fund II and Subsidiaries
Notes to Consolidated Financial Statements, continued

Accounts receivable, recorded at net realizable value, including amounts due from both the Ohio Medicaid program and Medicare, are as follows:

December 31,	2006	2005

Ohio Medicaid Program	$-	$264,745
Medicare	$_54,577	$592,714

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

Concentrations of Credit Risk

At December 31, 2006 and 2005, the Partnership had cash on deposit at banks which exceeded the Federal Deposit Insurance Corporation limits of $100,000 per financial institution.  The total amount of these deposits was approximately $2,900,000 and $3,100,000 at December 31, 2006 and 2005, respectively.

6.      Accrued Expenses

Accrued expenses consisted of the following:

December 31,	2006	2005

Accrued salaries and wages	$340,348	$311,174
Accrued property taxes	163,121	166,310
Other	327,064	197,493

	$830,533	$674,977

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

Consolidated Resources Health Care Fund II and Subsidiaries
Notes to Consolidated Financial Statements, continued

Summary information by segment follows:

	Retirement	Nursing	Corporate and Eliminations	Total
2006
Operating revenue	$2,301,648	$9,185,326	$(323,045)	$11,163,929
Interest income	41,701	38,443	43,740	123,884
Operating income (loss)	349,350	1,011,032	(533,588)	826,794
Depreciation and amortization	236,563	196,919	-	433,482
Total segment assets	2,021,484	3,722,020	2,375,752	8,119,256
Capital expenditures	94,014	91,800	-	185,814

2005
Operating revenue	$2,285,108	$8,558,866	$(350,579)	$10,493,395
Interest income	7,985	4,573	28,115	40,673
Operating income (loss)	319,927	849,412	(458,520)	710,819
Depreciation and amortization	251,036	240,988	-	492,024
Total segment assets	1,579,320	2,935,768	1,878,697	6,393,785
Capital expenditures	17,067	62,118	-	79,185

2004
Operating revenue	$1,960,364	$7,138,592	$(368,083)	$8,730,873
Interest income	507	660	13,019	14,186
Operating income (loss)	75,465	507,923	(231,373)	352,015
Depreciation and amortization	251,826	232,348	-	484,174
Total segment assets	1,626,656	2,925,010	1,179,181	5,730,847
Capital expenditures	44,323	122,895	-	167,218

8.      Subsequent Event -

A special meeting of the limited partners of  the Partnership was held on January 11, 2007.  The limited partners were asked to approve (i) a proposal submitted by Kodiak Partners III, Prizm Investors and Baseline Investors to authorize a sale of Partnership assets, liquidation and dissolution through a proposed amendment to the Partnership Agreement for the Partnership and (ii) a proposal submitted by the Managing General Partner to amend certain provisions of the Partnership Agreement that pertain to distributions to the partners and allocations of profits and losses with respect to a sale or refinancing.  Each of these proposals were approved by holders of a majority of the outstanding Limited Partnership Units.

As contemplated by the approved amendments, the Managing General Partner solicited bids from three marketing agents with experience in the healthcare industry.  Based on the bids received, the Managing General Partner entered into an agency agreement with Marcus & Millichap Real Estate Investment Brokerage Company of Ohio on May 7, 2007.  Marcus & Millichap has been actively pursuing potential purchasers for the two Ohio facilities over the past two months.  Preliminary sealed bids are expected by July 31st.  Based on the bids received, those parties tendering approved bids will be invited to participate in a subsequent round of bidding following a prescribed due diligence period.  We expect that a transaction with the successful bidder will be consummated during the fourth quarter of 2007.

Schedule II - Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004

	Balance at	Additions charged to costs		Balance at end
	beginning of year	and expenses	Deductions (1)	of year
2006
Allowance for doubtful accounts	$92,588	$103,443	$(106,435)	$89,596

2005
Allowance for doubtful accounts	$41,654	$60,400	$(9,466)	$92,588

2004
Allowance for doubtful accounts	$23,374	$23,329	$(5,049)	$41,654

 (1) Represents direct write-offs of receivables.