Form 10-Q
period 2007-03-31
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2007-11-02
CIK 732247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1542125 (I.R.S. Employer Identification No.)

1175 Peachtree Street, Suite 1230, Atlanta, GA (Address of principal executive offices)	30361 (Zip Code)

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

Part I - Financial Information

Consolidated Resources Health Care Fund II
Condensed Consolidated Balance Sheets

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,699,026	$4,952,996
Accounts receivable, net of allowance for doubtful accounts of $90,802 and $89,596, respectively	1,022,375	923,971
Prepaid expenses and other	35,753	40,531
Total current assets	5,757,154	5,917,498

Property and equipment
Land	189,833	189,833
Buildings and improvements	7,498,171	7,319,452
Equipment and furnishings	1,255,329	1,254,683
	8,943,333	8,763,968
Accumulated depreciation and amortization	(7,153,266)	(7,054,258)
Net property and equipment	1,790,067	1,709,710

Other assets
Restricted escrows and other deposits	530,068	481,587
Deferred loan costs, net of accumulated amortizationof $22,903 and $22,645, respectively	10,203	10,461
Total other assets	540,271	492,048
	$8,087,492	$8,119,256

See accompanying notes to condensed consolidated financial statements.

	March 31, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$141,979	$141,979
Accounts payable	258,450	277,436
Accrued expenses	749,625	830,533
Deferred revenue	50,181	61,259
Deposit liabilities	54,400	53,181
Total current liabilities	1,254,635	1,364,388

Long-term debt, less current maturities	3,119,242	3,160,862
Other	195,376	158,635

Total liabilities	4,569,253	4,683,885

Partners’ equity (deficit):
Limited partners	3,545,077	3,465,524
General partners	(26,838)	(30,153)
Total partners’ equity	3,518,239	3,435,371
	$8,087,492	$8,119,256

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2007	2006
Revenue:
Operating revenues	$2,679,008	$2,713,206
Interest income	39,094	20,787
Total revenue	2,718,102	2,733,993

Expenses:
Operating expenses	2,151,479	2,107,277
Depreciation and amortization	99,265	104,848
Interest	61,747	65,869
Management and oversight fees	161,549	163,204
Real estate tax	45,692	43,197
Partnership administration costs	115,502	166,553
Total expenses	2,635,234	2,650,948

Net income	$82,868	$83,045

Net income per L.P. unit	$5.30	$5.31

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash Flows From Operating Activities:
Net income	$82,868	$83,045
Depreciation and amortization	99,265	104,848
Changes in operating assets and liabilities:
Accounts receivable	(98,404)	160,525
Other current assets	4,778	72,921
Accounts payable	(18,986)	21,791
Accrued expenses and deposit liabilities	(90,767)	25,844
Other liabilities	36,741	(51,569)
Cash provided by operating activities	15,495	417,405

Cash Flows From Investing Activities:
Additions to property and equipment	(179,364)	(63,751)
Net change in restricted escrows	(48,481)	(39,339)
Cash used in investing activities	(227,845)	(103,090)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(41,620)	(34,698)
Change in amount due to/from related party	-	(70,788)
Cash used in financing activities	(41,620)	(105,486)

Net increase in cash and cash equivalents	(253,970)	208,829
Cash and cash equivalents, beginning of period	4,952,996	3,370,837
Cash and cash equivalents, end of period	$4,699,026	$3,579,666

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II

Notes To Condensed Consolidated Financial Statements

March 31, 2007

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the “Partnership”) for the interim periods.  The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

NOTE 2.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission, a copy of which is available upon request by writing to WelCare Service Corporation-II at 1175 Peachtree Street, Suite 1230, Atlanta, Georgia  30361.

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership’s general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

	Three months ended March 31,
	2007	2006
Charged to operating expenses: Property management and oversight management fees	$134,990	$136,252

Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$26,559	$26,952

NOTE 4.

Net income or loss per limited partnership (L.P.) unit represents that portion of net income or net loss attributable to L.P. units in each period presented, which is 96% of such income or loss.  The remaining 4% is attributable to the general partners, Consolidated Associates II and WelCare Service Corporation-II.

NOTE 5.

The Partnership adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) as of December 31, 2006. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material.

In applying the provisions of SAB 108, the Partnership identified misstatements in calculating depreciation which had a cumulative positive effect on partners’ equity as of December 31, 2005 of $822,924. Under our previous method of evaluating misstatements, we believed that the effect of these adjustments, individually and in the aggregate, were not material, either quantitatively or qualitatively, in any of the years affected under our previous method of evaluating misstatements. As allowed by the transition provisions of SAB 108, the Partnership elected to not restate prior year financial statements and, instead, recorded the adjustments to partners’ equity as of January 1, 2006. SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The impact of the adoption of SAB 108 and restatement on our interim results for the three months ended March 31, 2006 is summarized below:

	Three months ended March 31, 2006
	As previously reported	As adjusted
Depreciation and amortization	$119,070	$104,848
Net income	68,822	83,045

NOTE 6.

A special meeting of the limited partners of the Partnership was held on January 11, 2007.  The limited partners were asked to approve (i) a proposal submitted by Kodiak Partners III, Prizm Investors and Baseline Investors to authorize a sale of Partnership assets, liquidation and dissolution through a proposed amendment to the Partnership Agreement for the Partnership and (ii) a proposal submitted by the Managing General Partner to amend certain provisions of the Partnership Agreement that pertain to distributions to the partners and allocations of profits and losses with respect to a sale or refinancing.  Each of these proposals were approved by holders of a majority of the outstanding Limited Partnership Units.  Following a lengthy auction process, on October 3, 2007, the Partnership entered into an Equity Purchase Agreement with Mayfair Retirement Investors, LLC, and Mayfair Medical Investors, LLC pursuant to which the Partnership has agreed to sell the 99.5% general partner interest it holds in each of Consolidated Resources Health Care Fund II – Mayfair Village, Ltd. and Consolidated Resources Health Care Fund II – Mayfair Nursing Care Center, Ltd.  These facilities represent substantially all of the assets of the Partnership.  The aggregate purchase price to be paid for these assets is $19.0 million with a portion of the proceeds to be used to pay in full all outstanding indebtedness of the facilities.  Closing is expected to occur on or before December 21, 2007.  The Partnership will be liquidated and dissolved following the consummation of the sale of these assets.

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

At March 31, 2007, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II, as managing general partner (“WSC-II” or the “Managing General Partner”).

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

Results of Operations

Revenues:

Operating revenues decreased by $34.2 thousand (1.3%) for the quarter ended March 31, 2007 as compared to the same period for the prior year. This decrease is primarily attributable to a decline in occupancy at the nursing facility offset by an increase in occupancy at the retirement facility.  At March 31, 2007, the occupancy rate at the nursing facility was 89.4% compared to 96.5% for the same period of 2006, and the occupancy rate of the retirement facility was 97.7% compared to 93.6% for the same period of 2006.

Expenses:

Total expenses decreased by $15.7 thousand (0.6%) for the quarter ended March 31, 2007 as compared to the same period for the prior year.  This decrease was primarily due to decreases in Partnership administration costs of $51.1 thousand (30.7%), as offset by increases in operating expenses of $44.2 thousand (2.1%).  The decrease in Partnership administration costs are primarily due to decreased legal and accounting fees as much of the legal and accounting costs were incurred in subsequent quarters as the Partnership continues its focus on becoming current with its SEC reporting obligations.

Net Income:

Net income for the three months ended March 31, 2007 decreased $0.2 thousand (0.2%) to $82.9 thousand, as compared to a net income of $83.0 thousand for the same period of fiscal 2006.  This decrease in net income was due primarily to the decreased revenues described above, offset in part by the decreased expenses described above.

Liquidity and Capital Resources:

At March 31, 2007, the Partnership held cash and cash equivalents of $4.7 million, a decrease of $254.0 thousand (5.1%) from December 31, 2006.  The current cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves.  In addition, cash balances retained at the Partnership’s two facilities must be maintained in accordance with operating reserves established by HUD.

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

As of March 31, 2007, the Partnership was not obligated to perform any major capital expenditures or renovations.  The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

Part II - Other Information

ITEM 1    LEGAL PROCEEDINGS

The Partnership and its Managing General Partner were served with a motion to domesticate a default judgment entered against them in March 2006 by the Court of Common Pleas for Franklin County, Ohio in the proceeding styled Karen Miller, Executor of the Estate of Richard Miller v. Consolidated Resources health Care Fund  II, et al.  The default judgment was in the total amount of $499,806 and related to the death of plaintiff’s husband while receiving care at the Nursing Facility.  WSC and the Partnership filed their motion to vacate the default judgment on the basis that these defendants had never received service of process for the initial complaint and furthermore were not subject to the jurisdiction of the Ohio courts.   On May 24, 2007, the parties negotiated a settlement in the Ohio litigation under which the plaintiff agreed to vacate her default judgment obtained jointly against WSC and the Partnership.  Additionally, the plaintiff agreed to dismiss with prejudice her pending suits in both Ohio and Georgia and to execute a release of any and all claims against WSC and the Partnership relating to this litigation.  As part of the settlement, Life Care agreed to pay the plaintiff an agreed-upon sum to settle the plaintiff's claims.  This settlement received approval from the Ohio probate court in July 2007 and all actions have now been dismissed with prejudice.

The Partnership did not have any pending legal proceedings that separately, or in the aggregate, if adversely determined, would have a material adverse effect on the Partnership as of the date of this Report.  The Partnership may, from time to time, be a party to litigation or administrative proceedings which arise in the normal course of business.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors affecting the Partnership from those set forth in the its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 5    OTHER INFORMATION

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

Following a lengthy auction process, on October 3, 2007, the Partnership entered into an Equity Purchase Agreement with Mayfair Retirement Investors, LLC, and Mayfair Medical Investors, LLC pursuant to which the Partnership has agreed to sell the 99.5% general partner interest it holds in each of Consolidated Resources Health Care Fund II – Mayfair Village, Ltd. and Consolidated Resources Health Care Fund II – Mayfair Nursing Care Center, Ltd.  These facilities represent substantially all of the assets of the Partnership.  The aggregate purchase price to be paid for these assets is $19.0 million with a portion of the proceeds to be used to pay in full all outstanding indebtedness of the facilities.  Closing is expected to occur on or before December 21, 2007.  The Partnership will be liquidated and dissolved following the consummation of the sale of these assets.

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

CONSOLIDATED RESOURCES HEALTH CARE FUND II
(Registrant)

	By:	WELCARE SERVICE CORPORATION-II
Managing General Partner

Date: November 2, 2007	By:	/s/ John F. McMullan
John F. McMullan, Chief Financial Officer