Form 10-Q
period 2007-06-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2007-11-02
CIK 732247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1542125 (I.R.S. Employer Identification No.)

1175 Peachtree Street, Suite 1230, Atlanta, GA (Address of principal executive offices)	30361 (Zip Code)

(404) 873-1919
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one).

Large Accelerated filer ☐                                                   Accelerated filer ☐                                                                   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes   ☒ No

Part I - Financial Information

Consolidated Resources Health Care Fund II
Condensed Consolidated Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,753,255	$4,952,996
Accounts receivable, net of allowance for doubtfulaccounts of $55,005 and $89,596, respectively	1,233,735	923,971
Prepaid expenses and other	35,427	40,531
Total current assets	6,022,417	5,917,498

Property and equipment
Land	189,833	189,833
Buildings and improvements	7,549,294	7,319,452
Equipment and furnishings	1,247,864	1,254,683
	8,986,991	8,763,968
Accumulated depreciation and amortization	(7,252,270)	(7,054,258)
Net property and equipment	1,734,721	1,709,710

Other assets
Restricted escrows and other deposits	526,636	481,587
Deferred loan costs, net of accumulated amortizationof $23,162 and $22,645, respectively	9,944	10,461
Total other assets	536,580	492,048
	$8,293,718	$8,119,256

See accompanying notes to condensed consolidated financial statements.

	June 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$141,979	$141,979
Accounts payable	195,063	277,436
Accrued expenses	840,134	830,533
Deferred revenue	50,181	61,259
Deposit liabilities	52,515	53,181
Total current liabilities	1,279,872	1,364,388

Long-term debt, less current maturities	3,091,171	3,160,862
Other	176,705	158,635

Total liabilities	4,547,748	4,683,885

Partners’ equity (deficit):
Limited partners	3,763,700	3,465,524
General partners	(17,730)	(30,153)
Total partners’ equity	3,745,970	3,435,371
	$8,293,718	$8,119,256

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,
	2007	2006
Revenue:
Operating revenues	$2,797,205	$2,720,214
Interest income	41,100	28,509
Total revenue	2,838,305	2,748,723

Expenses:
Operating expenses	2,099,279	2,013,484
Depreciation and amortization	99,264	104,847
Interest	61,219	60,088
Management and oversight fees	169,776	164,067
Real estate tax	48,440	42,826
Partnership administration costs	132,596	90,948
Total expenses	2,610,574	2,476,260

Net income	$227,731	$272,463

Net income per L.P. unit	$14.57	$17.44

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Condensed Consolidated Statements of Operations
(Unaudited)

	Six months ended June 30,
	2007	2006
Revenue:
Operating revenues	$5,476,213	$5,433,420
Interest income	80,194	49,295
Total revenue	5,556,407	5,482,715

Expenses:
Operating expenses	4,250,758	4,120,760
Depreciation and amortization	198,529	209,694
Interest	122,966	125,957
Management and oversight fees	331,325	327,271
Real estate tax	94,132	86,023
Partnership administration costs	248,098	257,502
Total expenses	5,245,808	5,127,207

Net income	$310,599	$355,508

Net income per L.P. unit	$19.88	$22.75

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$310,599	$355,508
Depreciation and amortization	198,529	209,694
Changes in operating assets and liabilities:
Accounts receivable	(309,764)	243,649
Other current assets	5,104	76,470
Accounts payable	(82,373)	(100,531)
Accrued expenses and deposit liabilities	(2,143)	133,849
Other liabilities	18,070	43,732
Cash provided by operating activities	138,022	962,371

Cash Flows From Investing Activities:
Additions to property and equipment	(223,023)	(92,700)
Net change in restricted escrows	(45,049)	(90,357)
Cash used in investing activities	(268,072)	(183,057)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(69,691)	(69,132)
Change in amount due to/from related party	-	(39,644)
Cash used in financing activities	(69,691)	(108,776)

Net increase (decrease) in cash and cash equivalents	(199,741)	670,538
Cash and cash equivalents, beginning of period	4,952,996	3,370,837
Cash and cash equivalents, end of period	$4,753,255	$4,041,375

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Notes To Condensed Consolidated Financial Statements

June 30, 2007

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the “Partnership”) for the interim periods.  The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership’s general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

	Three months ended June 30,
	2007	2006
Charged to operating expenses: Property management and oversight management fees	$141,320	$136,988

Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$28,456	$27,079

	Six months ended June 30,
	2007	2006
Charged to operating expenses: Property management and oversight management fees	$276,310	$273,240

Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$26,559	$54,031

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

In applying the provisions of SAB 108, the Partnership identified misstatements in calculating depreciation which had a cumulative positive effect on partners’ equity as of December 31, 2005 of $822,924. Under our previous method of evaluating misstatements, we believed that the effect of these adjustments, individually and in the aggregate, were not material, either quantitatively or qualitatively, in any of the years affected under our previous method of evaluating misstatements. As allowed by the transition provisions of SAB 108, the Partnership elected to not restate prior year financial statements and, instead, recorded the adjustments to partners’ equity as of January 1, 2006. SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The impact of the adoption of SAB 108 and restatement on our interim results for the three and six months ended June 30, 2006 is summarized below:

	Three months ended June 30, 2006		Six months ended June 30, 2006
	As previously reported	As adjusted	As previously reported	As adjusted
Depreciation and amortization	$119,069	$104,847	$238,139	$209,694
Net income	258,241	272,463	327,063	355,508

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

At June 30, 2007, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II, as managing general partner (“WSC-II” or the “Managing General Partner”).

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

Results of Operations – Three months ended June 30, 2007 compared to June 30, 2006

Revenues:

Operating revenues increased by $77.0 thousand (2.8%) for the quarter ended June 30, 2007 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy at the retirement facility offset by a decline in occupancy at the nursing facility.  At June 30, 2007, the occupancy rate at the nursing facility was 88.5% compared to 95.0% for the same period of 2006, and the occupancy rate of the retirement facility was 100.0% compared to 90.7% for the same period of 2006.

Expenses:

Total expenses increased by $134.3 thousand (5.4%) for the quarter ended June 30, 2007 as compared to the same period for the prior year.  This increase is primarily due to increases in operating expenses of $85.8 thousand (4.3%) and increases in Partnership administration costs of $41.6 thousand (45.8%).  The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above.  The Partnership administration cost increases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to market its properties and to bring its SEC filings current.

Net Income:

Net income decreased $44.7 thousand (16.4%) for the three months ended June 30, 2007 as compared to the same period of fiscal 2006.  This decrease in net income was due in part to the increased expenses described above, offset in part by the increased revenues described above.

Results of Operations - Six months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues:

Operating revenues increased by $42.8 thousand (0.8%) for the six months ended June 30, 2007 as compared to the same period for the prior year. This increase is primarily attributable to an increase in occupancy at the retirement facility offset by a decline in occupancy at the nursing facility.  At June 30, 2007, the occupancy rate at the nursing facility was 88.5% compared to 95.7% for the same period of 2006, and the occupancy rate of the retirement facility was 100.0% compared to 92.2% for the same period of 2006.

Expenses:

Total expenses increased by $118.6 thousand (2.3%) for the six months ended June 30, 2007 as compared to the same period for the prior year.  This increase is primarily due to increases in operating expenses of $130.0 thousand (3.2%) and increases in real estate taxes of $8.1 thousand (9.4%), offset by decreases in depreciation and amortization expenses of $11.2 thousand (5.3%) and decreases in Partnership administration costs of $9.4 thousand (3.7%).  The operating expense increases were due to increased labor expenses for increased services to residents as a result of the occupancy increases referenced above.

Net Income:

Net income decreased $44.9 thousand (12.6%) for the six months ended June 30, 2007 as compared to the same period of fiscal 2006.  This decrease in net income was due in part to the increased expenses described above, offset in part by the increased revenues described above.

Liquidity and Capital Resources:

At June 30, 2007, the Partnership held cash and cash equivalents of $4.8 million, a decrease of $199.7 thousand (4.0%) from December 31, 2006.  The current cash balance will be necessary to meet the Partnership’s current obligations and for operating reserves.  In addition, cash balances retained at the Partnership’s two facilities must be maintained in accordance with operating reserves established by HUD.

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

As of June 30, 2007, the Partnership was not obligated to perform any major capital expenditures or renovations.  The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

ITEM 4    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

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