Form 10-Q
period 2007-09-30
CONSOLIDATED RESOURCES HEALTH CARE FUND II
filed 2007-12-07
CIK 732247

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NUMBER 0-13415

CONSOLIDATED RESOURCES HEALTH CARE FUND II
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1542125 (I.R.S. Employer Identification No.)

1175 Peachtree Street, Suite 1230, Atlanta, GA (Address of principal executive offices)	30361 (Zip Code)

(404) 873-1919
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one).

Large Accelerated filer ☐                                                   Accelerated filer ☐                                                                   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes   ☒ No

Part I - Financial Information

Consolidated Resources Health Care Fund II
Condensed Consolidated Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$4,823,993	$4,952,996
Accounts receivable, net of allowance for doubtfulaccounts of $84,305 and $89,596, respectively	1,313,772	923,971
Prepaid expenses and other	23,564	40,531
Total current assets	6,161,329	5,917,498

Property and equipment
Land	189,833	189,833
Buildings and improvements	7,579,973	7,319,452
Equipment and furnishings	1,262,191	1,254,683
	9,031,997	8,763,968
Accumulated depreciation and amortization	(7,354,875)	(7,054,258)
Net property and equipment	1,677,122	1,709,710

Other assets
Restricted escrows and other deposits	554,020	481,587
Deferred loan costs, net of accumulated amortizationof $23,422 and $22,645, respectively	9,684	10,461
Total other assets	563,704	492,048
	$8,402,155	$8,119,256

See accompanying notes to condensed consolidated financial statements.

	September 30, 2007 (Unaudited)	December 31, 2006
LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$141,979	$141,979
Accounts payable	229,556	277,436
Accrued expenses	817,473	830,533
Deferred revenue	49,431	61,259
Deposit liabilities	52,764	53,181
Total current liabilities	1,291,203	1,364,388

Long-term debt, less current maturities	3,024,448	3,160,862
Other	141,014	158,635

Total liabilities	4,456,665	4,683,885

Partners’ equity (deficit):
Limited partners	3,955,239	3,465,524
General partners	(9,749)	(30,153)
Total partners’ equity	3,945,490	3,435,371
	$8,402,155	$8,119,256

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
	2007	2006
Revenue:
Operating revenues	$2,775,836	$2,762,124
Interest income	37,148	34,854
Total revenue	2,812,984	2,796,978

Expenses:
Operating expenses	2,122,821	2,052,217
Depreciation and amortization	102,864	108,614
Interest	60,256	88,115
Management and oversight fees	168,090	169,680
Real estate tax	44,471	55,060
Partnership administration costs	114,962	72,529
Total expenses	2,613,464	2,546,215

Net income	$199,520	$250,763

Net income per L.P. unit	$12.77	$16.05

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine months ended September 30,
	2007	2006
Revenue:
Operating revenues	$8,252,049	$8,195,544
Interest income	117,342	84,150
Total revenue	8,369,391	8,279,694

Expenses:
Operating expenses	6,373,579	6,172,978
Depreciation and amortization	301,393	318,308
Interest	183,222	214,072
Management and oversight fees	499,415	496,951
Real estate tax	138,603	141,083
Partnership administration costs	363,060	330,031
Total expenses	7,859,272	7,673,423

Net income	$510,119	$606,271

Net income per L.P. unit	$32.65	$38.80

L.P. units outstanding	15,000	15,000

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$510,119	$606,271
Depreciation and amortization	301,393	318,308
Changes in operating assets and liabilities:
Accounts receivable	(389,801)	213,894
Other current assets	16,967	77,088
Accounts payable	(47,880)	(23,383)
Accrued expenses and deposit liabilities	(25,305)	80,776
Other liabilities	(17,621)	(39,037)
Cash provided by operating activities	347,872	1,233,916

Cash Flows From Investing Activities:
Additions to property and equipment	(268,028)	(115,268)
Net change in restricted escrows	(72,433)	(139,128)
Cash used in investing activities	(340,461)	(254,396)

Cash Flows From Financing Activities:
Principal payments on long-term debt	(136,414)	(119,844)
Change in amount due to/from related party	-	(23,014)
Cash used in financing activities	(136,414)	(142,858)

Net increase (decrease) in cash and cash equivalents	(129,003)	836,662
Cash and cash equivalents, beginning of period	4,952,996	3,370,837
Cash and cash equivalents, end of period	$4,823,993	$4,207,499

See accompanying notes to condensed consolidated financial statements.

Consolidated Resources Health Care Fund II
Notes To Condensed Consolidated Financial Statements

September 30, 2007

NOTE 1.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results of Consolidated Resources Health Care Fund II (the “Partnership”) for the interim periods.  The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

NOTE 3.

A summary of compensation paid to or accrued for the benefit of the Partnership’s general partners and their affiliates and amounts reimbursed for costs incurred by these parties on the behalf of the Partnership are as follows:

	Three months ended September 30,
	2007	2006
Charged to operating expenses: Property management and oversight management fees	$140,533	$141,816

Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$27,557	$27,864

	Nine months ended September 30,
	2007	2006
Charged to operating expenses: Property management and oversight management fees	$416,843	$415,056

Financial accounting, data processing, tax reporting, legal and compliance, investor relations and supervision of outside services	$82,572	$81,895

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

In applying the provisions of SAB 108, the Partnership identified misstatements in calculating depreciation which had a cumulative positive effect on partners’ equity as of December 31, 2005 of $822,924. Under our previous method of evaluating misstatements, we believed that the effect of these adjustments, individually and in the aggregate, were not material, either quantitatively or qualitatively, in any of the years affected under our previous method of evaluating misstatements. As allowed by the transition provisions of SAB 108, the Partnership elected to not restate prior year financial statements and, instead, recorded the adjustments to partners’ equity as of January 1, 2006. SAB 108 also requires the adjustment of any quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The impact of the adoption of SAB 108 and restatement on our interim results for the three and nine months ended September 30, 2006 is summarized below:

	Three months ended September 30, 2006		Nine months ended September 30, 2006
	As previously reported	As adjusted	As previously reported	As adjusted
Depreciation and amortization	$122,836	$108,614	$360,975	$318,308
Net income	$236,540	$250,763	$563,603	$606,271

NOTE 6.

A special meeting of the limited partners of the Partnership was held on January 11, 2007.  The limited partners were asked to approve (i) a proposal submitted by Kodiak Partners III, Prizm Investors and Baseline Investors to authorize a sale of Partnership assets, liquidation and dissolution through a proposed amendment to the Partnership Agreement for the Partnership and (ii) a proposal submitted by the Managing General Partner to amend certain provisions of the Partnership Agreement that pertain to distributions to the partners and allocations of profits and losses with respect to a sale or refinancing.  Each of these proposals were approved by holders of a majority of the outstanding Limited Partnership Units.  Following a lengthy auction process, on October 3, 2007, the Partnership entered into an Equity Purchase Agreement with Mayfair Retirement Investors, LLC, and Mayfair Medical Investors, LLC pursuant to which the Partnership has agreed to sell the 99.5% general partner interest it holds in each of Consolidated Resources Health Care Fund II – Mayfair Village, Ltd. and Consolidated Resources Health Care Fund II – Mayfair Nursing Care Center, Ltd.  These facilities represent substantially all of the assets of the Partnership.  The aggregate purchase price to be paid for these assets is $19.0 million with a portion of the proceeds to be used to pay in full all outstanding indebtedness of the facilities.  Closing is expected to occur on or before December 10, 2007 although the parties may extend the closing until December 21, 2007 under the terms of the purchase agreement.  The Partnership will be liquidated and dissolved following the consummation of the sale of these assets.

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

At September 30, 2007, the Partnership had two general partners (the “General Partners”), Consolidated Associates II (“CA-II”) and WelCare Service Corporation-II, as managing general partner (“WSC-II” or the “Managing General Partner”).

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

Results of Operations – Three months ended September 30, 2007 compared to September 30, 2006

Revenues:

Operating revenues increased by $14 thousand (0.5%) for the quarter ended September 30, 2007 as compared to the same period for the prior year. This increase is primarily attributable to an increase in Medicare rates effective January 1, 2007, an increase in Medicaid rates effective July 1, 2007 and a slight increase in occupancy at the retirement facility substantially offset by a decline in occupancy at the nursing facility.  At September 30, 2007, the occupancy rate at the nursing facility was 86.1% compared to 93.4% for the same period of 2006, and the occupancy rate of the retirement facility was 97.7% compared to 96.3% for the same period of 2006.

Expenses:

Total expenses increased by $67 thousand (2.6%) for the quarter ended September 30, 2007 as compared to the same period for the prior year.  This increase is primarily due to increases in operating expenses of $71 thousand (3.4%) and increases in Partnership administration costs of $42 thousand (58.5%).  The operating expense increases were due to increased relative labor expenses for increased services to residents as a result of the retirement facility occupancy increases referenced above.  The Partnership administration cost increases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to market its properties and to bring its SEC filings current.

Net Income:

Net income decreased $51 thousand (20.4%) for the three months ended September 30, 2007 as compared to the same period of fiscal 2006.  This decrease in net income was due in part to the increased expenses described above, offset in part by the increased revenues described above.

Results of Operations - Nine months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues:

Operating revenues increased by $57 thousand (0.7%) for the nine months ended September 30, 2007 as compared to the same period for the prior year. This increase is primarily attributable to an increase in Medicare rates effective January 1, 2007, an increase in Medicaid rates effective July 1, 2007 and an increase in occupancy at the retirement facility substantially offset by a decline in occupancy at the nursing facility.  At September 30, 2007, the occupancy rate at the nursing facility was 87.1% compared to 95.0% for the same period of 2006, and the occupancy rate of the retirement facility was 98.1% compared to 93.6% for the same period of 2006.

Expenses:

Total expenses increased by $186 thousand (2.4%) for the nine months ended September 30, 2007 as compared to the same period for the prior year.  This increase is primarily due to increases in operating expenses of $201 thousand (3.2%) and increases in Partnership administration costs of $33 thousand (10.0%).  The operating expense increases were due to increased relative labor expenses for increased services to residents as a result of the retirement facility occupancy increases referenced above.  The Partnership administration cost increases were due in large part to increased legal and accounting fees related to the Partnership’s efforts to market its properties and to bring its SEC filings current.

Net Income:

Net income decreased $96 thousand (15.9%) for the nine months ended September 30, 2007 as compared to the same period of fiscal 2006.  This decrease in net income was due in part to the increased expenses described above, offset in part by the increased revenues described above.

Liquidity and Capital Resources:

At September 30, 2007, the Partnership held cash and cash equivalents of $4.8 million, a decrease of $129 thousand (2.6%) from December 31, 2006.  The current cash balance will be necessary to meet the Partnership’s current obligations.  In addition, cash balances retained at the Partnership’s two facilities must be maintained in accordance with operating reserves established by HUD.

The Partnership’s two facilities produced sufficient revenues to meet their operating and debt service obligations for the year-to-date period.  While management believes that these facilities will continue to produce positive cash flow in the future, a decline in revenues due to declining occupancy or otherwise would have a negative effect on cash flow and could effect the Partnership’s ability to meet the facilities’ cash requirements.

As of September 30, 2007, the Partnership was not obligated to perform any major capital expenditures or renovations.  The Managing General Partner anticipates that any repairs, maintenance or capital expenditures will be financed with cash reserves, HUD replacement reserves and cash flow from operations.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership does not engage in any transactions exposing the Partnership to material market risk.  The Partnership has no variable rate debt.

ITEM 4    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

John F. McMullan, the principal executive officer and chief financial officer of the Managing General Partner of the Partnership who performs reporting functions for the Partnership, has evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period reflected in this Report with respect to their adequacy in ensuring that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and timely reported as required by the rules and forms of the Securities and Exchange Commission.  Based on that evaluation, he has concluded that the Partnership’s disclosure controls and procedures are effective at ensuring that required information is made available to him for disclosure in the Partnership’s reports filed under the Exchange Act.  However, the Partnership is not timely in filing its reports with the Securities and Exchange Commission.  Upon the filing of this Report, the Partnership will have filed all necessary reports with the Securities and Exchange Commission for its three most recent fiscal years.  Upon completion of the sale of its assets discussed elsewhere in this Report and its subsequent dissolution, the Partnership intends to file a Form 15 terminating any further reporting obligations.  The Partnership currently has outsourced the preparation of its financial statements for inclusion in its SEC reports to a consultant.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially effect, the Partnership’s internal control over financial reporting.

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

Following a lengthy auction process, on October 3, 2007, the Partnership entered into an Equity Purchase Agreement with Mayfair Retirement Investors, LLC, and Mayfair Medical Investors, LLC pursuant to which the Partnership has agreed to sell the 99.5% general partner interest it holds in each of Consolidated Resources Health Care Fund II – Mayfair Village, Ltd. and Consolidated Resources Health Care Fund II – Mayfair Nursing Care Center, Ltd.  These facilities represent substantially all of the assets of the Partnership.  The aggregate purchase price to be paid for these assets is $19.0 million with a portion of the proceeds to be used to pay in full all outstanding indebtedness of the facilities.  Closing is expected to occur on or before December 10, 2007 although the parties may extend the closing until December 21, 2007 under the terms of the purchase agreement.  The Partnership will be liquidated and dissolved following the consummation of the sale of these assets.

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

CONSOLIDATED RESOURCES HEALTH CARE FUND II
(Registrant)

By:	WELCARE SERVICE CORPORATION-II
Managing General Partner

Date: December 7, 2007	By:	/s/ John F. McMullan
John F. McMullan, Chief Financial Officer